Form 10-Q
period 1997-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1997-11-14
CIK 1036213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1997
                                 ===============================================

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                           to
                                   =====================       =================

Commission file number                                      333-25269
                                   =============================================

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
        =================================================================
             (Exact name of registrant as specified in its charter)

                  New York                                93-1225432
======================================     ==================================
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

                   8515 East Orchard Road, Englewood, CO 80111
        =================================================================
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [303] 689-4128
        =================================================================
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                No         X
         =========         =========

As of September 30, 1997, 2,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

     NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                TABLE OF CONTENTS



                                                                                        Page
                                                                                      ----------
Part I     FINANCIAL INFORMATION


           Item 1   Financial Statements

Statements of Income                                                           3

Balance Sheet                                                                  4

Statement of Cash Flows                                                        5

Notes to Financial Statements                                                  6

           Item 2   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          8

Part II    OTHER INFORMATION


Item 1                               Legal Proceeding                         10

Item 6                               Exhibits and Reports on Form 8-K         10

Signatures                                                                    11

Exhibit 27                           Financial Data Schedule                  12


PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
[Unaudited]
[Dollars in thousands except for share amounts.]
                                                                  For the Period
                                                   Three Months    April 4, 1997
                                                     Ended        [Inception] to
                                                  September 30,    September 30,
                                                       1997             1997
                                                ---------------  ---------------

REVENUES:
  Annuity contract charges and premiums                        $  5         $  5
  Net investment income                                          84          161
                                                               ----         ----

                                                                 89          166
                                                               ----         ----
EXPENSES:
  Commissions                                                     1            1
  Operating expenses                                             45           58
                                                               ----         ----

                                                                 46           59
                                                               ----         ----

INCOME BEFORE INCOME TAXES                                       43          107

CURRENT PROVISION FOR INCOME TAXES                               15           37
                                                               ----         ----

NET INCOME                                                     $ 28         $ 70
                                                               ====         ====











See notes to financial statements.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEET
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
[Unaudited]
[Dollars in thousands except for share amounts.]

ASSETS

Fixed maturities-available-for-sale,
at fair value (amortized cost $4,979)                                    $ 4,994
Cash                                                                       1,086
Investment income due and accrued                                             90
Other assets                                                                  44
Separate account assets                                                    6,265
                                                                         -------

      TOTAL ASSETS                                                       $12,479
                                                                         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES -

  Policy reserves                                                        $    76

GENERAL LIABILITIES:

  Due to Parent Corporation                                                   16
  Other liabilities                                                           43
  Separate account liabilities                                             6,265
                                                                         -------

      TOTAL LIABILITIES                                                    6,400
                                                                         -------

STOCKHOLDER'S EQUITY:

  Common stock, $1,000 par value,
     2,000 shares authorized,
     issued and outstanding                                                2,000
  Additional paid-in capital                                               4,000
  Net unrealized gain on
  securities available-for-sale                                                9
  Retained earnings                                                           70
                                                                         -------

      TOTAL STOCKHOLDER'S EQUITY                                           6,079
                                                                         -------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $12,479
                                                                         =======

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
[Unaudited]
[Dollars in Thousands]



OPERATING ACTIVITIES:

    Net income                                                          $    70
    Adjustments to reconcile net income to
      net cash provided by operating activities -
       Amortization of investments                                          (12)
    Changes in assets and liabilities:
        Investment income due and accrued                                   (90)
        Other, net                                                           (6)
                                                                        -------
                 Net cash used in operating activities                      (38)
                                                                        -------

INVESTING ACTIVITIES:
    Purchases of fixed maturity investments -
             Available-for-sale                                          (4,968)
                                                                        -------
                 Net cash used in investing activities                   (4,968)
                                                                        -------

FINANCING ACTIVITIES:

    Contract deposits                                                        76
    Due to Parent Corporation                                                16
    Capital contributions                                                 6,000
                                                                        -------
                 Net cash provided by financing activities                6,092
                                                                        -------

NET INCREASE IN CASH                                                      1,086

CASH, BEGINNING OF PERIOD                                                     0
                                                                        -------

CASH, END OF PERIOD                                                     $ 1,086
                                                                        =======




See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO SEPTEMBER 30,1997
----------------------------------------------------------------------------
[Unaudited]
[Dollars in thousands except for share amounts.]

1.      ORGANIZATION

        Organization - First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

        Basis of Presentation - The financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited balance sheet and notes thereto for the period ended April 4, 1997. The results of operations for the period April 4, 1997, (inception) to September 30, 1997, are not necessarily indicative of the results that may be expected for the period ended December 31, 1997.

2.      SIGNIFICANT ACCOUNTING PRINCIPLES

        Cash - Cash includes only amounts in demand deposit accounts.

        Investments - Fixed maturity investments available-for-sale are carried at fair value, with the net unrealized gain or loss included as a component of stockholder's equity. If a decline in fair value is determined to be other than temporary, the investment will be written down and a realized loss recognized. The fair values of publicly traded fixed maturities are obtained from an independent pricing service.

        The amortized cost of fixed maturities available-for-sale is adjusted for the amortization of premium and accretion of discounts using the effective interest and method over the estimated life of the related bonds. Such amortization is included in net investment income.

        Separate Account - Separate Account assets and related liabilities are carried at fair value. The Company's Separate Accounts invest in shares of various external mutual funds.

        Due to Parent Corporation - Due to Parent Corporation includes amounts due on demand.

        Policy Reserves - Annuity contract reserves without life contingencies of $76 are carried at contractholders' account value.

        Recognition of Premium Income and Expenses - Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period.

        Income Taxes - Income taxes are recorded using an asset and liability approach which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered.

        The Company and its Parent have entered into an income tax allocation agreement whereby the Parent will file a consolidated federal income tax return. Under the agreement, the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                             For the Period
                                            Three Months      April 4, 1997
                                                Ended          (Inception)
                                            September 30,     September 30,
                                                1997              1997
                                           ----------------  ----------------
Operating Summary(Thousands)

Premiums                                           $ 5           $  5
 Net investment income                              84            161
                                                   ---           ----
     Total revenues                                 89            166
Total benefits and expenses                         46             59
Income tax expenses                                 15             37
                                                   ===           ====
     Net income                                    $28           $ 70
                                                   ===           ====

        Introduction - The following discussion addresses the financial condition of the Company as of September 30, 1997, and its results of operations for the period April 4, 1997, (inception) to September 30, 1997.

        The Company's operations during the period indicated have been focused on obtaining licensure as an insurance company domiciled in the State of New York (which occurred May 28, 1997) and preliminary marketing activities. Sales have been limited to individual annuity products - both fixed income annuities with a market value adjustment and variable annuities sold through a marketing agreement with Charles Schwab & Co.

        Although sales of the fixed income annuities without significant life contingencies have been minimal ($76 thousand), the contributions received for the variable annuities included in the Separate Account are over $6 million for the four-month time frame in which the Company has been licensed. The net income of $70 thousand reflects investment income on surplus less the operating expenses associated with the new operations.

        In the months ahead, the Company will continue to focus its efforts on variable sales while continuing to develop other products for submission to the New York Department of Insurance for approval.

        General Account Investments - The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. The duration of these investments is monitored, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

        It is management's philosophy that the portfolio of fixed maturities be of high quality. The fixed maturities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies. The credit rating on the fixed maturity portfolio at September 30, 1997, is AAA.

        During the period from inception to September 30, 1997, net unrealized gains (losses) on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $9 thousand.

        Liquidity and Capital Resouces - Liquidity for the Company has remained strong as evidence by significant amounts of cash. Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio.

        The Company's capital resources represent funds available for long-term business commitments and primarily consist of stockholder's equity. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.

PART II     OTHER INFORMATION

        ITEM 1 LEGAL PROCEEDINGS

                      There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Index to Exhibits

             Exhibit Number               Title                  Page
            -----------------    -------------------------    ------------

                   27            Financial Data Schedule          12

   (b)    Reports on Form 8-K

          No reports on Form 8-K have been filed during the third quarter of 1997.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:   _November 12, 1997____  BY: /s/_Glen R. Derback_____________________
                                 Glen R. Derback, Vice President and Treasurer (Duly authorized officer and chief accounting officer)