Form 10-K
period 1997-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-04-28
CIK 1036213

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

                              Commission file number 333-25269

                      FIRST GREAT-WEST LIFE & ANNUITY  INSURANCE  COMPANY (Exact
                    name of registrant as specified in its charter)

New York                                                  93-1225432
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)

125 Wolf Road, Albany, New York                           12205
(Address of principal executive offices)                         (Zip Code)

(518)  437-1816
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

As of March 1, 1998, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                             ii
                                      TABLE OF CONTENTS
                                                                                          Page
PART I
Item 1.   Business........................................................................1
               A.  Organization and Corporate Structure...................................1
               B.  Business of the Company ...............................................1
               C.  Description of Business ...............................................2
Item 2.   Properties......................................................................5
Item 3.   Legal Proceedings...............................................................5
Item 4.   Submission of Matters to a Vote of Security Holders.............................5

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................................5
               A.  Equity Security Holders and Market Information.........................5
               B.  Dividends..............................................................5
Item 6.   Selected Financial Data.........................................................6
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................6
               A.  Results of Operations..................................................7
               B.  Liquidity and Capital Resources........................................7
               C.  Accounting Pronouncements..............................................8
               D.  Year 2000 .............................................................8
Item 8.   Financial Statements and Supplementary Data.....................................8
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................18

PART III
Item 10.  Directors and Executive Officers of the Registrant..............................18
               A.  Identification of Directors............................................18
               B.  Identification of Executive Officers...................................20


Item 11.  Executive Compensation..........................................................21
               A.  Compensation of Executive Officers.....................................21
               B.  Compensation of Directors..............................................21
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................22
               A.  Security Ownership of Certain Beneficial Owners........................22
               B.  Security Ownership of Management.......................................23
Item 13.  Certain Relationships and Related Transactions..................................24

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................24
               A.  Index to Financial Statements..........................................24
               B.  Index to Exhibits......................................................25
               C.  Reports on Form 8-K....................................................25

Signatures................................................................................26



PART I

ITEM 1.    BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

First Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of New York in 1996.

The Company is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company ("GWL&A"), a life insurance company domiciled in Colorado. GWL&A is a wholly-owned subsidiary of The Great-West Life Assurance Company ("Great-West Life"), a Canadian life insurance company. Great-West Life is a subsidiary of Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company. Great-West Lifeco is in turn a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company, has voting control of Power Financial. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

Common and preferred shares of Great-West Life, Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, annuities, and accident and health insurance. The Company became licensed to do business in New York and Iowa in 1997. The Company's business is currently limited to the sale of individual annuity products.

The Company was capitalized on April 4, 1997. The table that follows summarizes premiums and deposits for the period April 4, 1997 through December 31, 1997. For further information concerning the Company, see Item 6 (Selected Financial
Data), and Item 8 (Financial Statements and Supplementary Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

              (Dollars in Thousands)

              Premiums and other income                            $
                                                                      21
              Deposits for Investment-type contracts
                                                                      84
              Deposits to Separate Accounts
                                                                      9,121

C.      DESCRIPTION OF BUSINESS

1.      Principal Products

The Company currently sells individual fixed and variable qualified and non-qualified deferred annuities.

The fixed annuity product is a Guarantee Period Fund which was established as a non-unitized Separate Account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

The variable annuity product offers 25 investment options. This product provides the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in a Separate Account which in turn invests in shares of underlying funds managed by selected external fund managers.

The fixed annuity product generates earnings from the investment spreads on guaranteed investment returns. The variable annuity product generates earnings from the fees collected for mortality and expense risks associated with the variable options.

The amount of annuities in force is measured by account balances. At December 31, 1997 the annuity account balances were $84 thousand for fixed annuities and $9.0 million for variable annuities.

2.      Method of Distribution

The Company distributes its annuity products through Charles Schwab and Co., Inc. pursuant to a distribution agreement (see Exhibit 10.1 attached).

3.      Competition

The annuity marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(C)(7) (Business - Description of Business - Ratings).

4.      Reserves

Reserves for deferred annuities are equal to cumulative deposits plus credited interest less withdrawals and other charges. With additions from deposits to be received and interest, such reserves are expected to be sufficient to meet the Company's contract obligations at their maturities, and pay expected death or retirement benefits or surrender requests.

5.      Investments

GWL&A manages the Company's general and Separate Account funds. Investments under management at year-end 1997 totaled $14.4 million, comprised of $5.4 million of general funds and $9.0 million of Separate Account assets.

The limited size of the Company's investment portfolio makes it difficult to diversify and avoid industry concentration at this time. At December 31, 1997, $5.0 million of the Company's general funds were invested in a U.S. Treasury Note with a maturity date of May 31, 1998, and the remainder in short term investments.

6.      Regulation

General

         The Company must comply with the insurance laws of New York and Iowa. This includes regulations governing rates, solvency, standards of business conduct and various insurance and investment products. The form and content of statutory financial reports and the type and concentration of investments are also regulated.

The Company's operations and accounts are subject to examination by the New York Insurance Division at specified intervals.

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

The National Association of Insurance Commissioners Insurance Regulatory Information System ratios are another set of tools used by regulators to provide an "early warning" as to when a company may require special attention. There are twelve categories of financial data with defined usual ranges for each. For 1997, the Company anticipates that it will fall outside of the usual ranges for several categories due to the start-up nature of its operations.

Insurance Holding Company Regulations

The Company is subject to and complies with insurance holding company regulations in New York. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

Securities Laws

The Company is subject to various levels of regulation under federal securities laws. The Company's Separate Accounts and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

7.      Ratings

The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies on the financial strength of the Company and its ability to meet the obligations of its insurance policies. The ratings take into account an agreement whereby GWL&A has undertaken  to provide the Company with  certain  financial  support  related to
maintaining   required   statutory  surplus  and  liquidity  (see  Exhibit  10.3
attached).

Rating Agency                    Measurement                                  Rating
-----------------------------    ------------------------------------------   ------------

A.M. Best Company                Financial Condition and Operating            AA+    *
                                 Performance

Duff & Phelps Corporation        Claims Paying Ability                        AAA    *

Standard & Poor's                Claims Paying Ability                        AA      **
Corporation

Moody's Investors Service        Insurance Financial Strength                 Aa3    ***

*     Highest ratings available.
**   Third highest rating out of 19 rating categories.
***  Fourth highest rating out of 19 rating categories.

8.      Miscellaneous

No customer accounted for 10% or more of the Company's consolidated revenues in 1997. The Company's business is not dependent on a single customer or a few customers, the loss of which would have a significant effect on the Company.

As mentioned, the Company distributes its annuity products through Charles Schwab and Co., Inc. pursuant to a marketing agreement. The loss of business from this agent would have a material effect on the Company's distribution process.

The Company and GWL&A have an  administration  service  agreement  whereby GWL&A
administers,   distributes,   and  underwrites  business  for  the  Company  and
administers the Company's investment portfolio (see Exhibit 10.2 attached).

ITEM 2.    PROPERTIES

The Company leases its home office in Albany, New York.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.         EQUITY SECURITY HOLDERS AND MARKET INFORMATION

All of the Company's outstanding common shares are owned by GWL&A. Accordingly, there is no established public trading market for the Company's common equity.

B.         DIVIDENDS

The Company has not paid dividends on its common shares.

Under New York law, the Company cannot, without the approval of the New York Superintendent of Insurance, pay a dividend if, as a result of such payment, the total of all dividends paid in the preceding twelve months would exceed the lesser of (i) 10% of the Company's surplus as regards policyholders as at the preceding December 31; or (ii) the Company's adjusted net investment income as at the preceding December 31.

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the financial statements of the Company included in Item 8 (Financial Statements and Supplementary Data).

       (Dollars in Thousands)                                                  For
        the Period from
                                                                             April 4, 1997
                                                                        (Inception) through
                                                                 December 31, 1997

          INCOME STATEMENT DATA
           Premiums and other                                            $       21
          income
           Net investment income                                                243
           Total Revenues                                                       264

           Total benefits and expenses                                          213
           Income tax expense                                                     18
                                                                         ===============
           Net Income                                                    $       33
                                                                         ===============

          BALANCE SHEET DATA
             Investment assets                                           $  5,381
             Separate account assets                                         9,045
             Total assets                                                  16,154
             Total policyholder liabilities                                       84
             Total shareholder's equity                                      6,538

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the period from April 4, 1997 (inception) to December 31, 1997 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe," or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.


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

A.      RESULTS OF OPERATIONS

The Company's operations during the period April 4, 1997 (inception) to December 31, 1997 were focused on obtaining a New York insurance license (which occurred May 28, 1997), and preliminary marketing activities.

Sales have been limited to individual fixed and variable qualified and non-qualified deferred annuities marketed through Charles Schwab & Co., Inc. Although sales of fixed annuities have been minimal ($84 thousand), contributions received for variable annuities were $9.1 million for the period the Company has been licensed.

The net income of $33 thousand was the result of investment income on surplus less operating expenses associated with establishing the Company.

It is expected that the sale of individual annuities will continue and increase during 1998. The Company will continue to focus its efforts on individual annuity sales while continuing to develop other products for submission to the New York Department of Insurance for approval.

The Company's investment strategies and portfolios are intended to match the duration of the related liabilities and provide sufficient cash flow to meet obligations while maintaining a competitive rate of return. At December 31, 1997, $5.0 million of the Company's general funds were invested in a U.S. Treasury Note with a maturity date of May 31, 1998, and the remainder in short term investments.

B.      LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $2.0 million as of December 31, 1997. As discussed above, the Company and GWL&A have an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

C.      ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company will implement SFAS No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. The Company recognizes unrealized gains and losses, net of adjustments, on its investments available for sale portfolio. These items are considered to be comprehensive income.

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

D.      YEAR 2000

As mentioned, GWL&A provides administrative services to the Company. GWL&A has a number of existing computer programs that use only two digits to identify a year in the date field, which creates a problem with the upcoming change in the century. GWL&A has developed detailed plans to rectify the year 2000 issue. These plans include modifying programs where necessary, replacing certain programs with year 2000 compliant software, and working with vendors and business partners who need to become year 2000 compliant. Management of GWL&A estimates that the total cost to implement these plans will not be material, and has budgeted the expense as part of its computer systems operating costs in 1998 and early 1999.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Financial Statements for the period April 4, 1997 (inception) to December 31, 1997 and the Independent Auditors' Report thereon.

               FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (A wholly-owned subsidiary of Great-West Life and Annuity Insurance Company)

               Financial   Statements   for  the  period   from  April  4,  1997
               [Inception] to December 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Tothe Board of Directors  and  Stockholder  of First  Great-West  Life & Annuity
  Insurance Company:

We have  audited  the  accompanying  balance  sheet of First  Great-West  Life &
Annuity Insurance Company (a wholly-owned subsidiary of Great-West Life and Annuity Insurance Company) as of December 31, 1997, and the related statements of income, stockholder's equity, and cash flows for the period from April 4, 1997 [inception] to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 1997, and the results of its operations and its cash flows for the period from April 4, 1997 [inception] to December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE  LLP
Denver, Colorado

January 23, 1998

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEET
DECEMBER 31, 1997
---------------------------------------------------
[Dollars in thousands except for share information.]

ASSETS

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value (amortized cost $4,987)  $        4,995
  Short-term investments, available-for-sale (cost approximates fair value)               386
                                                                                 --------------
      Total Investments                                                                 5,381

Cash                                                                                    1,648
Investment income due and accrued                                                          24
Other assets                                                                                6
Deferred income taxes                                                                      50
Separate account assets                                                                 9,045
                                                                                 --------------

      TOTAL ASSETS                                                             $       16,154
                                                                                 ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves                                                              $           84

GENERAL LIABILITIES:
  Due to Parent Corporation                                                               155
  Other liabilities                                                                       332
  Separate account liabilities                                                          9,045
                                                                                 --------------
      Total Liabilities                                                                 9,616
                                                                                 --------------

STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 2,500 shares authorized,
     issued and outstanding                                                             2,500
  Additional paid-in capital                                                            4,000
  Net unrealized gain on securities available-for-sale                                      5
  Retained earnings                                                                        33
                                                                                 --------------
      Total Stockholder's Equity                                                        6,538
                                                                                 --------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $       16,154
                                                                                 ==============


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF INCOME
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------
[Dollars in Thousands]






REVENUES:
  Annuity contract charges and premiums                                       $           21
  Net investment income                                                                  243
                                                                                ---------------

                                                                                         264
                                                                                ---------------
EXPENSES:
  Commissions                                                                              9
  Operating expenses                                                                     204
                                                                                ---------------

                                                                                         213
                                                                                ---------------

INCOME BEFORE INCOME TAXES                                                                51

PROVISION FOR INCOME TAXES:
  Current                                                                                 71
  Deferred                                                                               (53)
                                                                                ---------------

                                                                                          18
                                                                                ---------------

NET INCOME                                                                    $           33
                                                                                ===============












See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
[Dollars in Thousands]

                                                                          Additional        Net
                                                                           Paid-in       Unrealized      Retained
                                               Shares        Amount        Capital         Gains         Earnings        Total
                                            -------------  ------------  -------------  -------------  -------------  -------------

Capital contribution                            2,500    $     2,500   $      4,000   $              $              $      6,500

Change in net unrealized gains                                                                   5                             5

Net income                                                                                                    33              33
                                            -------------  ------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1997                      2,500    $     2,500   $      4,000   $          5   $        33    $      6,538
                                            =============  ============  =============  =============  =============  =============














See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------
[Dollars in Thousands]



OPERATING ACTIVITIES:

    Net income                                                                  $          33
    Adjustments to reconcile net income to
      net cash provided by operating activities -
       Amortization of investments                                                        (19)
       Deferred income taxes                                                              (53)
    Changes in assets and liabilities:
        Investment income due and accrued                                                 (24)
        Other, net                                                                        326
                                                                                  -------------
                 Net cash provided by operating activities                                263
                                                                                  -------------

INVESTING ACTIVITIES:

    Purchases of fixed maturity investments -
             Available-for-sale                                                        (5,354)
                                                                                  -------------
                 Net cash used in investing activities                                 (5,354)
                                                                                  -------------

FINANCING ACTIVITIES:

    Contract deposits                                                                      84
    Due to Parent Corporation                                                             155
    Capital contributions                                                               6,500
                                                                                  -------------
                 Net cash provided by financing activities                              6,739
                                                                                  -------------

NET INCREASE IN CASH                                                                    1,648

CASH, BEGINNING OF PERIOD                                                                   0
                                                                                  -------------

CASH, END OF PERIOD                                                             $       1,648
                                                                                  =============





See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD APRIL 4, 1997 [INCEPTION] TO DECEMBER 31,1997
----------------------------------------------------------------------
[Dollars in Thousands, except Share Amounts]


1.      ORGANIZATION

        Organization - First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. On December 29, 1997, the Company issued an additional 500 shares of common stock to the Parent Corporation for $500. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

        Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The amortized cost of fixed maturities available-for-sale is adjusted for the amortization of premium and accretion of discounts using the effective interest method over the estimated life of the related bonds. Such amortization is included in net investment income.

        At December 31, 1997, the fixed maturity investment consisted of one U.S. Treasury Note with a maturity date of May 31, 1998.

        Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost. The Company considers short-term investments to be available-for-sale and amortized cost approximates fair value.

        At December 31, 1997, the short-term investment consisted of one commercial paper with a maturity date of August 17, 1998.

        Separate Account - Separate Account assets and related liabilities are carried at fair value. The Company's Separate Accounts invest in shares of various external mutual funds.

        Due to Parent Corporation - Due to Parent Corporation includes amounts due on demand.

        Policy Reserves - Annuity contract reserves without life contingencies of $84 are carried at contractholders' account value. The carrying value of policy reserves is a reasonable estimate of fair value.

        Recognition of Premium Income and Expenses - Revenues for annuity and other contracts without significant life contingencies are recognized as received. They consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period.

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

        Temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1997, are as follows:

                                                       Deferred          Deferred Tax
                                                      Tax Asset            Liability
                                                   -----------------    ----------------

          Deferred acquisition cost proxy tax   $          53        $
          Investment assets                                                     3
                                                   -----------------    ----------------

          Total deferred taxes                  $          53        $          3
                                                   =================    ================

        Amounts related to investment assets above include $3 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 1997.

        The Company and its Parent have entered into an income tax allocation agreement whereby the Parent could file a consolidated federal income tax return. Under the agreement the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis. In 1997 the Company will not file on a consolidated basis with its Parent.

 3.      RELATED-PARTY TRANSACTIONS

        The Company and the Parent Corporation have service agreements whereby the Parent Corporation administers, distributes, and underwrites business for the Company and administers the Company's investment portfolio and the Company provides services for the Parent Corporation. Certain operating expenses represent allocations made between the Parent Corporation and the Company for services provided pursuant to these service agreements. These transactions are summarized as follows:

Investment management expense (included in net investment income)     $  4
Administrative and underwriting payments (included in operating expenses)  (14)

        The Company and the Parent  Corporation  have an  agreement  whereby the
        Parent  Corporation   provides  certain  financial  support  related  to
        maintaining adequate regulatory surplus and liquidity.

4.      DIVIDEND RESTRICTIONS

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31, 1997, are as follows (unaudited):

          Net Loss                    $        (19)
          Capital and Surplus                6,469

        As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends which can be paid to stockholders is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $242 in 1998. The Company paid no dividends in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

Director                              Age        Served as            Principal Occupation(s) For
                                                Director From               Last Five Years

Marcia D. Alazraki                     56            1996        Partner, Kalkines, Arky, Zall &
                                                                 Bernstein   LLP
                                                                 since  January,
                                                                 1998   (a   law
                                                                 firm);
                                                                 previously
                                                                 Counsel,
                                                                 Simpson Thacher
                                                                 &  Bartlett  (a
                                                                 law firm)

James Balog (1)                        69           1997         Company Director

James W. Burns, O.C.                   68           1997         Chairman of the Boards of Great-West
                                                                 Lifeco, Great-West Life, London
                                                                 Insurance Group Inc. and London Life
                                                                 Insurance Company; Deputy Chairman,
                                                                 Power Corporation

Paul Desmarais, Jr.                    43           1997         Chairman and Co-Chief Executive
                                                                 Officer, Power Corporation;
                                                                 Chairman, Power Financial

Robert Gratton                         54           1997         Chairman of the Board of GWL&A;
                                                                 President and Chief Executive
                                                                 Officer, Power Financial

N. Berne Hart (1)                      68           1997         Company Director

Stuart Z. Katz                         55           1997         Partner, Fried, Frank, Harris,
                                                                 Shriver & Jacobson (a law firm)





William T. McCallum                    55           1997         Chairman, President and Chief
                                                                 Executive Officer of the Company;
                                                                 President and Chief Executive
                                                                 Officer, GWL&A; President and Chief
                                                                 Executive Officer, United States
                                                                 Operations, Great-West Life

Brian E. Walsh (1)                     44           1997         Co-Founder and Managing Partner,
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

(1)     Member of the Audit Committee

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

J. Balog       .......Elan plc
 ........       .......Euclid Mutual Funds
 ........       .......Transatlantic Holdings
 ........       .......Zweig Series Trust

P. Desmarais, Jr......Petrofina S.A.



B.......IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer               Age       Served as Executive         Principal Occupation(s) For
                                              Officer From                  Last Five Years

William T. McCallum              55               1997           Chairman, President and Chief
Chairman, President and                                          Executive Officer of the Company;
Chief Executive Officer                                          President and Chief Executive
                                                                 Officer, GWL&A;  President and Chief
                                                                 Executive Officer, United States
                                                                 Operations, Great-West Life

Dennis Low                       54               1997           Executive Vice President, Financial
Executive Vice President,                                        Services of the Company, GWL&A and
Financial Services                                               Great-West Life

James D. Motz                    48               1997           Executive Vice President, Employee
Executive Vice President,                                        Benefits of the Company, GWL&A and
Employee Benefits                                                Great-West Life

Douglas L. Wooden                41               1997           Executive Vice President, Financial
Executive Vice President,                                        Services of the Company, GWL&A and
Financial Services                                               Great-West Life

Mitchell T.G. Graye              42               1997           Senior Vice President, Chief
Senior Vice President,                                           Financial Officer of the Company and
Chief Financial Officer                                          GWL&A; Senior Vice President, Chief
                                                                 Financial Officer, United States,
                                                                 Great-West Life

John T. Hughes                   61               1997           Senior Vice President, Chief
Senior Vice President,                                           Investment Officer of the Company
Chief Investment Officer                                         and GWL&A; Senior Vice President,
                                                                 Chief Financial Officer, United
                                                                 States, Great-West Life

D. Craig Lennox                  50               1997           Senior Vice President, General
Senior Vice President,                                           Counsel and Secretary of the Company
General Counsel and                                              and GWL&A; Senior Vice President and
Secretary                                                        Chief U.S. Legal Officer, Great-West
                                      Life

Martin Rosenbaum                 45               1997           Senior Vice President, Employee
Senior Vice President,                                           Benefits Operations of the Company,
Employee Benefits                                                GWL&A and Great-West Life
Operations

Robert K. Shaw                   42               1997           Senior Vice President, Individual
Senior Vice President,                                           Markets of the Company, GWL&A and
Individual Markets                                               Great-West Life

Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

The appointments of executive officers are confirmed annually.

ITEM 11.   EXECUTIVE COMPENSATION

A.      COMPENSATION OF EXECUTIVE OFFICERS

The executive officers of the Company are not compensated for their services to the Company. They are compensated as executive officers of GWL&A.

B.      COMPENSATION OF DIRECTORS

For each director of the Company who is not also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $10,000. For each director of the Company who is also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $5,000. The Company pays each director a meeting fee of $1,000 for each meeting of the Board of Directors or a committee thereof attended. In addition, all directors are reimbursed for incidental expenses. The above amounts are paid in the currency of the country of residence of the director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 1, 1998, the following sets out the beneficial owners of more than 5% of the Company's voting securities:

(1) 100% of the Company's 2,500 outstanding common shares are owned by Great-West Life & Annuity Insurance Company, 8515 East Orchard Road, Englewood, Colorado 80111.

(2) 100% of GWL&A's outstanding common shares are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(3) 99.5% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(4)     81.2% of the  outstanding  common shares of  Great-West  Lifeco Inc. are
        controlled  by  Power  Financial   Corporation,   751  Victoria  Square,
        Montreal, Quebec, Canada H2Y 2J3.

(5) 67.7% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(6) 100% of the outstanding common shares of 171263 Canada Inc. are owned by Marquette Communications Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(7) 100% of the outstanding common shares of Marquette Communications Corporation are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(8) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of March 1, 1998, by (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.



---------------------- --------------------------------------------------------------------------
                                                        Company
                       --------------------------------------------------------------------------
                       ------------- ---------------- -------------------- ----------------------
                       The           Great-West       Power Financial      Power Corporation of
                       Great-West    Lifeco Inc.      Corporation          Canada
                       Life
                       Assurance
                       Company
                       (1)           (2)              (3)                  (4)
                       ------------- ---------------- -------------------- ----------------------
Directors

-------------------------------------------------------------------------------------------------
---------------------- ------------- ---------------- -------------------- ----------------------
M.D. Alazraki               -               -                  -                     -
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
J. Balog                    -               -                  -                     -
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
J. W. Burns                 50           56,000              4,000                200,320
                                                                              101,750 options
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
P. Desmarais, Jr.           50           30,000                -              306,750 options
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
R. Gratton                  -            165,000            155,000                2,500
                                                       2,160,000 options      150,000 options
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
N.B. Hart                   -               -                  -                     -
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
S.Z. Katz                   -               -                  -                     -
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
W.T. McCallum               17           35,133             52,000                   -
                                     60,000 options
---------------------- ------------- ---------------- -------------------- ----------------------
---------------------- ------------- ---------------- -------------------- ----------------------
B.E. Walsh                  -               -                  -                   3,700
---------------------- ------------- ---------------- -------------------- ----------------------
-------------------------------------------------------------------------------------------------

Directors and Executive
Officers as a Group

-------------------------------------------------------------------------------------------------
---------------------- ------------- ---------------- -------------------- ----------------------
                           117           317,635            275,600               206,520
                                     185,600 options   2,368,000 options      558,500 options
---------------------- ------------- ---------------- -------------------- ----------------------

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

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.31% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.50% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

M.D. Alazraki, a director of the Company, was an attorney with two law firms which provided legal services to the Company. From January 1, 1997 through March 16, 1998, the amount of such services was approximately $218,000.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:

                                                                                       Page
A.      INDEX TO FINANCIAL STATEMENTS

        Independent  Auditors' Report On Financial  Statements 10 for the period
        April 4, 1997 (inception) to December 31, 1997.

        Balance Sheet as of December 31, 1997.                                         11

        Statement of Income for the period April 4, 1997 (inception)                   12
        to December 31, 1997.

        Statement of Stockholder's Equity for the period April 4, 1997 (inception)     13
        to December 31, 1997.

        Statement of Cash Flows for the period April 4, 1997 (inception)        14
        to December 31, 1997.

        Notes to Financial  Statements for the period April 4, 1997  (inception)
        15 to December 31, 1997.

All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.


B.      INDEX TO EXHIBITS

      Exhibit Number                      Title                                         Page

           3(i)             Restated Charter of First Great-West Life &                  28
                            Annuity Insurance Company

          3(ii)             Bylaws of First Great-West Life & Annuity                    33
                            Insurance Company

                            Material Contracts

           10.1             -   Distribution Agreement between First                     42
                                Great-West Life & Annuity Insurance Company
                                and Charles Schwab & Co., Inc.

           10.2             -   Administration Services Agreement between                72
                                First Great-West Life & Annuity Insurance
                                Company and Great-West Life & Annuity
                                Insurance Company

           10.3             -   Financial Support Agreement between First               109
                                Great-West Life & Annuity Insurance Company
                                and Great-West Life & Annuity Insurance
                                Company

            24              Directors' Powers of Attorney                               112

            27              Financial Data Schedule                                     122

C.      REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the fourth quarter of 1997.

                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


By: /s/   W.T. McCallum
      William T. McCallum
      Chairman, President and Chief Executive Officer


Date:  March 27, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        March 27, 1998
William T. McCallum
Chairman, President and Chief Executive Officer
and a Director


/s/   Mitchell T.G. Graye                                        March 27, 1998
Mitchell T.G. Graye
Senior Vice President, Chief Financial Officer


/s/   Glen R. Derback                                            March 27, 1998
Glen R. Derback
Vice President and Treasurer

Signature and Title                                              Date


/s/   Marcia D. Alazraki *                                       March 27, 1998
------------------------
Marcia D. Alazraki, Director


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


/s/   James W. Burns *                                           March 27, 1998
--------------------
James W. Burns, Director


/s/   Paul Desmarais, Jr. *                                      March 27, 1998
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert Gratton *                                           March 27, 1998
Robert Gratton, Director


/s/   N. Berne Hart *                                            March 27, 1998
-------------------
N. Berne Hart, Director


/s/   Stuart Z. Katz *                                           March 27, 1998
--------------------
Stuart Z. Katz, Director


/s/   Brian E. Walsh *                                           March 27, 1998
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    March 27, 1998
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to Powers of Attorney filed herewith.