Form 10-Q
period 1998-03-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-05-13
CIK 1036213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 1998
        ==============================================================

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                to
             ========================== ===========================

Commission file number
          ============================================================

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
    ========================================================================
             (Exact name of registrant as specified in its charter)

                               New York 93-1225432
==============================     ============================================
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

            125 Wolf Road, Albany, New York 12205
================================================================
           (Address of principal executive offices)
                          (Zip Code)

                        [518] 437-1816
================================================================
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X      No
         =========         =========

As of March 31, 1998, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                                        Page
                                                                                     -----------
Part I        FINANCIAL INFORMATION

              Item 1   Financial Statements

                       Statement of Income                                                 3

                       Balance Sheets                                                      4

                       Statement of Cash Flows                                             5

                       Notes to Financial Statements                                       6

              Item 2   Management's Discussion and Analysis of Financial                   7
                       Condition and Results of Operations

Part II       OTHER INFORMATION

              Item 1   Legal Proceeding                                                    9

              Item 6   Exhibits and Reports on Form 8-K                                    9

              Signatures                                                                  10




PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)                                                                       Three Months
                                                                                     Ended
                                                                                   March 31,
                                                                                      1998
                                                                                  -------------
REVENUES:
  Premium and fee income                                                       $           24
  Net investment income                                                                    85
                                                                                  -------------

                                                                                          109
                                                                                  -------------
BENEFITS AND EXPENSES:
  Interest paid or credited to contractholders                                              1
  Commissions                                                                              12
  Operating expenses                                                                       75
  Premium taxes                                                                             3
                                                                                  -------------

                                                                                           91
                                                                                  -------------

INCOME BEFORE INCOME TAXES                                                                 18

PROVISION FOR INCOME TAXES:
   Current                                                                                 27
   Deferred                                                                               (19)
                                                                                  -------------

                                                                                            8
                                                                                  -------------

NET INCOME                                                                     $           10
                                                                                  =============

















See notes to financial statements.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------

                                                                 March 31,       December 31,
ASSETS                                                              1998             1997
------
                                                               ---------------   --------------
                                                                (Unaudited)
INVESTMENTS:
    Fixed maturities, available-for-sale, at fair value      $        4,999   $         4,995
       (amortized cost $4,994 and $4,987)
    Short-term investments, available-for-sale                          391               386
       (cost approximates fair value)
                                                               ---------------   --------------

      Total Investments                                               5,390             5,381

Cash                                                                  1,190             1,648
Investment income due and accrued                                        90                24
Other assets                                                             11                 6
Deferred income taxes                                                    69                50
Separate account assets                                              13,650             9,045
                                                               ---------------   --------------

TOTAL ASSETS                                                 $       20,400   $        16,154
                                                               ===============   ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                         $            85   $            84

GENERAL LIABILITIES:
    Due to Parent Corporation                                            26               155
    Other liabilities                                                    93               332
    Separate account liabilities                                     13,650             9,045
                                                               ---------------   --------------

      Total Liabilities                                              13,854             9,616
                                                               ---------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value,
       2,500 shares authorized, issued and outstanding                2,500             2,500
    Additional paid-in capital                                        4,000             4,000
    Accumulated other comprehensive income                                3                 5
    Retained earnings                                                    43                33
                                                               ---------------   --------------

      Total Stockholder's Equity                                      6,546             6,538
                                                               ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $        20,400   $        16,154
                                                               ===============   ==============



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)                                                                       Three Months
                                                                                     Ended
                                                                                   March 31,
                                                                                  -------------
                                                                                      1998
                                                                                  -------------

OPERATING ACTIVITIES:
    Net income                                                                 $          10
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                                        (7)
       Deferred income taxes                                                             (19)
    Changes in assets and liabilities:
        Accrued interest and other receivables                                           (66)
        Other, net                                                                      (242)
                                                                                  -------------
                 Net cash used in operating activities                                  (324)
                                                                                  -------------

INVESTING ACTIVITIES:
    Purchases of fixed maturity investments:
             Available-for-sale                                                           (5)
                                                                                  -------------

                 Net cash used in investing activities                                    (5)
                                                                                  -------------


FINANCING ACTIVITIES:
   Due to Parent Corporation                                                             (129)
                                                                                  -------------

              Net cash used in financing activities                                      (129)
                                                                                  -------------

NET DECREASE IN CASH                                                                     (458)

CASH, BEGINNING OF YEAR                                                                 1,648
                                                                                  -------------

CASH, END OF PERIOD                                                            $        1,190
                                                                                  =============













See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
------------------------------------------
(Unaudited)

1.      GENERAL

        First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

        The financial statements and related notes of First Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the quarter ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.          NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        During the first quarter of 1998 total other comprehensive loss amounted to $2 thousand.


 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           Three Months
                                                                              Ended
                                                                            March 31,
                 Operating Summary (Thousands)                                 1998
                                                                           -------------

                 Premiums and fee income                                $         24
                 Net investment income                                            85
                                                                           -------------
                      Total Revenues                                             109

                 Total benefits and expenses                                      91
                 Income tax expense                                                8
                                                                           =============
                      Net income                                        $         10
                                                                           =============


                                                           March 31,       December 31,
                 Balance Sheet (Thousands)                   1998              1997
                                                         --------------    -------------

                 Investment assets                    $     5,390       $      5,381
                 Separate account assets                   13,650              9,045
                 Total assets                              20,400             16,154
                 Total policyholder liabilities            13,854              9,616
                 Total shareholder's equity                 6,546              6,538


        The Company's operations during the three months ended March 31, 1998 have been focused on preliminary marketing activities. Sales have been limited to individual annuity products - both fixed income annuities with a market value adjustment and variable annuities sold through a marketing agreement with Charles Schwab & Co.

        There were no sales of the fixed income annuities without significant life contingencies during the three months ended March 31, 1998. The contributions received for the variable annuities included in the Separate Account are over $3.5 million. The net income of $10 thousand reflects fees associated with variable business, investment income on surplus less the operating expenses associated with the new operations.

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

        It is management's philosophy that the portfolio of fixed maturities be of high quality. The fixed maturities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies. The credit rating on the fixed maturity portfolio at March 31, 1998 is AAA.

        During the three months ended March 31, 1998, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $2 thousand resulting in accumulated other comprehensive income of $3 thousand.

        Liquidity and Capital Resources - Liquidity for the Company has remained strong as evidenced by significant amounts of cash. Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio.

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

        Item 6 Exhibits and Reports on Form 8-K

               (a)    Index to Exhibits

                        Exhibit            Title                    Page
                        Number
                        --------------     ---------------------    -----------

                        27                 Financial Data           11
                                    Schedule

               (b)    Reports on Form 8-K

                      No reports on Form 8-K have been filed during the first quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:   ________________  BY: /s/______________________________________________
                                 Glen R. Derback, Vice President and Controller
                                (Duly authorized officer and chief accounting
                                 officer)