Form 10-Q
period 1998-06-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-08-13
CIK 1036213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                      June 30, 1998
ended

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transaction period                          to
from

Commission file number

                   FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (Exact name of registrant as specified in its charter)

              New York                                 93-1225432
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                        Number)

                                 125 Wolf Road,  Albany, New York 12205 (Address
                               of principal executive offices)
                                              (Zip Code)

                                            [518] 437-1816
                         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X     No

As of June 30, 1998, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                            Page
                                                                       ---------
Part I     FINANCIAL INFORMATION

           Item 1  Financial Statements

                   Statements of Income                                     3

                   Balance Sheets                                           4

                   Statements of Cash Flows                                 5

                   Notes to Financial Statements                            6

           Item 2  Management's Discussion and Analysis of Financial        7
                   Condition and Results of Operations

Part II    OTHER INFORMATION

           Item 1  Legal Proceeding                                        9

           Item 6  Exhibits and Reports on Form 8-K                        9

           Signatures                                                     10

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)                              Three         Period       Six Months
                                           Months         From
                                           Ended       April 4,       Ended
                                                          1997
                                          June 30,     [Inception]   June 30,
                                                           to
                                            1998       June 30,        1998
                                                         1997
                                         -----------   -----------  -----------
REVENUES:
  Premium and fee income               $        31  $             $        55
  Net investment income                        713            77          798
  Realized (losses) on investments             (16)                       (16)
                                         -----------   -----------  -----------
                                               728            77          837
                                         -----------   -----------  -----------
BENEFITS AND EXPENSES:
  Life & other policy benefits                  45                         45
  Interest paid or credited to                  91                         92
contractholders
  General and administrative expenses           39            13          129
                                         -----------   -----------  -----------

                                               175            13          266
                                         -----------   -----------  -----------

INCOME BEFORE INCOME TAXES                     553            64          571

PROVISION FOR INCOME TAXES:
   Current                                   1,212            22        1,239
   Deferred                                   (979)                      (998)
                                         -----------   -----------  -----------

                                               233            22          241
                                         -----------   -----------  -----------

NET INCOME                             $       320  $         42  $       330
                                         ===========   ===========  ===========


















See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                      June 30,      December
                                                                       31,
ASSETS                                                  1998          1997
------
                                                     ------------  ------------
                                                     (Unaudited)
INVESTMENTS:
    Fixed maturities, available-for-sale, at fair  $     54,206  $      4,995
value
       (amortized cost $53,598 and $4,987)
    Short-term investments, available-for-sale           18,345           386
       (cost approximates fair value)
                                                     ------------  ------------

      Total Investments                                  72,551         5,381

Cash                                                      5,299         1,648
Deferred policy acquisition costs                           610
Investment income due and accrued                           333            24
Due from Parent Corporation                                  65
Other assets                                                 10             6
Deferred income taxes                                       922            50
Separate account assets                                  18,061         9,045
                                                     ------------  ------------

TOTAL ASSETS                                       $     97,851  $     16,154
                                                     ============  ============


LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                $     50,150  $         84
    Policy and contract claims                               45

GENERAL LIABILITIES:
    Due to Parent Corporation                                             155
    Other liabilities                                    13,894           332
    Separate account liabilities                         18,061         9,045
                                                     ------------  ------------

      Total Liabilities                                  82,150         9,616
                                                     ------------  ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value,
       2,500 shares authorized, issued and                2,500         2,500
outstanding
    Additional paid-in capital                           12,600         4,000
    Accumulated other comprehensive income                  238             5
    Retained earnings                                       363            33
                                                     ------------  ------------

      Total Stockholder's Equity                         15,701         6,538
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $     97,851  $     16,154
                                                     ============  ============



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
(Unaudited)                                            Six Months   Period
                                                                     From
                                                         Ended      April 4,
                                                                     1997
                                                        June 30,     [Inception]
                                                                         to
                                                          1998      June 30,
                                                                      1997
                                                       -----------  -----------

OPERATING ACTIVITIES:
    Net income                                      $         330 $       42
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                            (16)        (5)
       Realized losses on disposal of investments              16
       Deferred income taxes                                 (997)
    Changes in assets and liabilities:
        Accrued interest and other receivables               (309)       (23)
        Life insurance and annuity reserves                   137
        Other, net                                         12,713         23
                                                       -----------  -----------
                 Net cash provided by operating            11,874         37
activities
                                                       -----------  -----------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of fixed
maturity
   investments available-for-sale                          67,973
Purchases of fixed maturity investments                  (134,550)    (4,968)
available-for-sale
                                                       -----------  -----------

                  Net cash used in investing activities   (66,577)    (4,968)
                                                       -----------  -----------


FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                  49,974
   Due to Parent Corporation                                (220)          15
   Capital contributions                                   8,600        6,000
                                                       -----------  -----------

              Net cash provided by financing              58,354        6,015
activities
                                                       -----------  -----------

NET INCREASE IN CASH                                       3,651        1,084

CASH, BEGINNING OF YEAR                                    1,648            0
                                                       -----------  -----------

CASH, END OF PERIOD                                 $      5,299  $     1,084
                                                       ===========  ===========






See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
(Amounts in Thousands)
(Unaudited)

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

      The financial statements and related notes of First Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

      On June 19, 1998 the Company received an additional paid-in-capital contribution of $8,600.

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

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement requires that all derivative financial instruments be recorded on the balance sheet at fair value. If the derivative is not designated as a hedging instrument changes in fair value are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for a change in fair value will depend on the specific exposure being hedged. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier adoption is encouraged. The Company has not adopted this Statement as of June 30, 1998. Management estimates the effect of the change will not have a material affect on the Company's financial statements.

      During the three and six months ended June 30, 1998, total other comprehensive income amounted to $2 and $233, respectively.

    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                               Six Months     Period From
                                                 Ended        April 4,
                                                                 1997
                                                June 30,      [Inception]
                                                                   to
             Operating Summary (Thousands)        1998         June 30,
                                                                 1997
                                               ------------   ------------

             Premiums and fee income        $       55     $
             Net investment income                 798             77
             Realized (losses) on                  (16)
             investments
                                               ------------   ------------
                  Total Revenues                   837             77

             Total benefits and expenses           266             13
             Income tax expense                    241             22
                                                              ------------
                                               ============
                  Net income                $      330     $       42
                                               ============   ============


                                                June 30,       December
                                                                  31,
             Balance Sheet (Thousands)            1998           1997
                                               ------------   ------------

             Investment assets              $   72,551     $    5,381
             Separate account assets            18,061          9,045
             Total assets                       97,851         16,154
             Total policyholder liabilities     82,150          9,616
             Total shareholder's equity         15,701          6,538


      The following discussion addresses the financial condition of the Company as of June 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and six months ended June 30, 1998, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1997 to which the reader is directed for additional information.

      During the six months ended June 30, 1998 the Company sold one $50 million single premium Bank-owned Life Insurance (BOLI) policy. The remainder of the sales have been individual variable annuites sold through a marketing agreement with Charles Schwab & Co. The contributions received for the variable annuities included in the Separate Account are over $7.6 million.

      There were no sales of fixed income annuities without significant life contingencies during the six months ended June 30, 1998. The net income of $330 thousand reflects fees associated with variable business, investment income on surplus less the operating expenses associated with the new operations.

      In the months ahead, the Company will continue to focus its efforts on new sales while continuing to develop other products for submission to the New York Department of Insurance for approval.

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

      It is management's philosophy that the portfolio of fixed maturities be of high quality. The fixed maturities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies. The credit rating on the fixed maturity portfolio at June 30, 1998 is AAA.

      During the six months ended June 30, 1998, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $233 resulting in accumulated other comprehensive income of $238.

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

      Item 6      Exhibits and Reports on Form 8-K

            (a)   Index to Exhibits

                   Exhibit         Title                Page
                   Number
                   -------------   ------------------   ------------

                   27              Financial Data       11
                                    Schedule

            (b)   Reports on Form 8-K

                  No  reports  on Form 8-K have been  filed  during  the  second quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST GREAT-WEST LIFE & ANNUITY INSURANCE
COMPANY



DATE:                          BY:
                                                   /s/
       ------------------------      ------------------------------------------
                                     Glen R. Derback, Vice President &
                                     Treasurer
                                     (Duly authorized officer & chief
                                     accounting Officer)