Form 10-Q
period 1998-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1998-11-13
CIK 1036213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 1998
                 ==============================================================

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                          to
                                     ==================       =================

Commission file number
                                    ============================================

                        FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        =======================================================
                        (Exact name of registrant as specified in its charter)

                   New York                                         93-1225432
===============================================     ===========================
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                           Number)

                    125 Wolf Road, Albany, New York 12205
       =================================================================
                   (Address of principal executive offices)
                                  (Zip Code)

                                [518] 437-1816
       =================================================================
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X      No
          =========         =========

As of September 30, 1998, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

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

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                               Three Months         Nine Months    Period From
                                                  Ended                Ended        April 4,
                                                                                      1997
                                              September 30,          September     [Inception]
                                                                        30,            to
                                        ---------------------------
                                           1998           1997          1998        Sept. 30,
                                                                                      1997
                                        ------------  ------------- ---------------------------
REVENUES:
  Premium and fee income              $         39  $          5   $        94   $          5
  Net investment income                      1,280            84         2,078            161
  Realized gains on investments                 90                          74
                                        ------------  ------------- -------------  ------------
                                             1,409            89         2,246            166
                                        ------------  ------------- -------------  ------------
BENEFITS AND EXPENSES:
  Life & other policy benefits                  30                          75
  Interest paid or credited to                 737                         829
contractholders
  General and administrative expenses          159            46           288             59
                                        ------------  ------------- -------------  ------------

                                               926            46         1,192             59
                                        ------------  ------------- -------------  ------------

INCOME BEFORE INCOME TAXES                     483            43         1,054            107

PROVISION FOR INCOME TAXES:
   Current                                     483            15         1,722             37
   Deferred                                   (283)                     (1,281)
                                        ------------  ------------- -------------  ------------

                                               200            15           441             37
                                        ------------  ------------- -------------  ------------

NET INCOME                            $        283  $         28   $       613   $         70
                                        ============  ============= =============  ============






See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
ASSETS                                                              1998             1997
------
                                                                --------------   --------------
                                                                 (Unaudited)
INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost                    $        14,500  $
       (fair value $15,237 and $0)
       Available-for-sale, at fair value                              60,430            4,995
       (amortized cost $58,390 and $4,987)
    Short-term investments, available-for-sale                                            386
       (cost approximates fair value)
                                                                --------------   --------------

      Total Investments                                               74,930            5,381

Cash                                                                   9,473            1,648
Deferred policy acquisition costs                                        267
Investment income due and accrued                                        610               24
Other assets                                                              13                6
Deferred income taxes                                                    904               50
Separate account assets                                               19,621            9,045
                                                                --------------   --------------

TOTAL ASSETS                                                 $       105,818  $        16,154
                                                                ==============   ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $        63,428  $            84
    Policy and contract claims                                            75

GENERAL LIABILITIES:
    Due to Parent Corporation                                          2,092              155
    Other liabilities                                                  4,071              332
    Separate account liabilities                                      19,621            9,045
                                                                --------------   --------------

      Total Liabilities                                               89,287            9,616
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value,
       2,500 shares authorized, issued and outstanding                 2,500            2,500
    Additional paid-in capital                                        12,600            4,000
    Accumulated other comprehensive income                               785                5
    Retained earnings                                                    646               33
                                                                --------------   --------------

      Total Stockholder's Equity                                      16,531            6,538
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       105,818  $        16,154
                                                                ==============   ==============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                  Nine Months     Period From
                                                                     Ended          April 4,
                                                                                      1997
                                                                 September 30,    [Inception]
                                                                                       to
                                                                      1998         Sept. 30,
                                                                                      1997
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $          613  $          70
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                        (15)           (12)
       Realized gains on disposal of investments                          (74)
       Deferred income taxes                                           (1,281)
    Changes in assets and liabilities:
        Accrued interest and other receivables                           (586)           (90)
        Life insurance and annuity reserves                               904
        Other, net                                                      2,672             (6)
                                                                  -------------   -------------
                 Net cash provided (used) by operating                  2,233            (38)
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of fixed maturity
   investments available-for-sale                                      73,261
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                (14,500)
      Available-for-sale                                             (126,208)        (4,968)
                                                                  -------------   -------------

                 Net cash used in investing activities                (67,447)        (4,968)
                                                                  -------------   -------------


FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                               62,502              76
   Due to Parent Corporation                                            1,937              16
   Capital contributions                                                8,600           6,000
                                                                  -------------   -------------

              Net cash provided by financing activities                73,039           6,092
                                                                  -------------   -------------

NET INCREASE IN CASH                                                    7,825           1,086

CASH, BEGINNING OF YEAR                                                 1,648
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $        9,473  $        1,086
                                                                  =============   =============


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Amounts in Thousands)
-------------------------------------------------------------------------------
(Unaudited)

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

2.      NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. During the three months ended September 30, 1998 and 1997, total other comprehensive income amounted to $547 and $(3), respectively. During the nine months ended September 30, 1998, and the period from April 4, 1997 (inception) to September 30, 1997, total other comprehensive income amounted to $780 and $9, respectively.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement requires that all derivative financial instruments be recorded on the balance sheet at fair value. If the derivative is not designated as a hedging instrument changes in fair value are to be recognized in earnings in the period of change. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for a change in fair value will depend on the specific exposure being hedged. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier adoption is encouraged. The Company has not adopted this Statement as of September 30, 1998. Management estimates the effect of the change will not have a material affect on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                              Nine Months     Period From
                                       Three Months Ended        Ended       April 4, 1997
                                         September 30,         Sept. 30,      [Inception]
                                                                                  to
                                     -----------------------
     Operating Summary                  1998        1997          1998         Sept. 30,
                                                                                 1997
                                     -----------  ----------  -------------  --------------
     (Thousands)
     Premiums and fee income       $      39    $       5   $        94    $         5
     Net investment income             1,280           84         2,078            161
     Realized (losses) on                 90                         74
     investments
                                     -----------  ----------  -------------  --------------
          Total Revenues               1,409           89         2,246            166

     Total benefits and expenses         926           46         1,192             59
     Income tax expense                  200           15           441             37
                                     ===========  ==========  =============  ==============
          Net income               $     283    $      28   $       613    $        70
                                     ===========  ==========  =============  ==============


                                                               Sept. 30,     December 31,
     Balance Sheet (Thousands)                                    1998           1997
                                                              -------------  --------------

     Investment assets                                      $    74,930    $     5,381
     Separate account assets                                     19,621          9,045
     Total assets                                               105,818         16,154
     Total policyholder                                          63,503             84
     liabilities
     Total shareholder's equity                                  16,531          6,538


        The following discussion addresses the financial condition of the Company as of September 30, 1998, compared with December 31, 1997, and its results of operations for the quarter and nine months ended September 30, 1998, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1997 to which the reader is directed for additional information.

        During the nine months ended September 30, 1998 the Company sold $62.5 million in single premium Bank-owned Life Insurance (BOLI) policies. The remainder of the sales is individual variable annuites sold through a marketing agreement with Charles Schwab & Co. The contributions received for the variable annuities included in the Separate Account are over $11.4 million compared to $6.2 million in 1997.

        In the months ahead, the Company will continue to focus its efforts on new sales while continuing to develop other products for submission to the New York Department of Insurance for approval.

        General Account Investments - The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards and maintaining a competitive rate of return. Formal liquidity and credit quality parameters have also been established. The fixed maturities in the Company's portfolio are generally rated by external rating agencies, and if not externally rated, are rated by the Company on a basis believed to be similar to that used by rating agencies. The credit rating on the fixed maturity portfolio at September 30, 1998 is AAA.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Through dynamic modeling, using state-of-the-art software to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company seeks to ensure that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        During the nine months ended September 30, 1998, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $780 resulting in accumulated other comprehensive income of $785.

        Liquidity and Capital Resources - The Company's operations have liquidity requirements that vary among the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserves are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and through utilization of overall positive cash flows from operations. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash, which totaled $9,473 million and $2,034 million as of September 30, 1998 and December 31, 1997, respectively.

        Funds provided from premiums and fees, investment income and maturities of investment assets are reasonably predictable and normally exceed liquidity requirements for payment of claims, benefits, and expenses. However, since the timing of available funds cannot always be matched precisely to commitments, imbalances may arise when demands for funds exceed those on hand. Also, a demand for funds may arise as a result of the Company taking advantage of current investment opportunities. The Company's capital resources represent funds available for long-term business commitments and primarily consist of stockholder's equity. Capital resources provide protection for policyholders and the financial strength to support the underwriting of insurance risks, and allow for continued business growth. The amount of capital resources that may be needed is determined by the Company's senior management and Board of Directors, as well as by regulatory requirements. The allocation of resources to new long-term business commitments is designed to achieve an attractive return, tempered by considerations of risk and the need to support the Company's existing business.


        Year 2000 Issue - The Year 2000 ("Y2K") problem arises when a computer performing date-based computations or operations produces erroneous results due to the historical practice of using two digit years within computer hardware and software. This causes errors or misinterpretations of the century in date calculations. Virtually all businesses, including the Company, are required to determine the extent of their Y2K problems. Systems that have a Y2K problem must then be converted or replaced by systems that will operate correctly with respect to the year 2000 and beyond.

     The Company obtains all of its Information Systems Services from the Parent
        Corporation.

        The Parent Corporation has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems) and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. The Parent Corporation is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by March 31, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

        The Parent Corporation's plan establishes five phases for becoming Y2K compliant. Phase 1 is "impact analysis" which includes initial inventory and preliminary assessment of Y2K impact. Phase 2 is "solution planning" which includes system by system planning to outline the approach and timing for reaching compliance. Phase 3 is "conversion/renovation" which means the actual process of replacing ore repairing non-compliant systems. Phase 4 is "testing" to ensure that the systems function correctly under a variety of different date scenarios including current dates, year 2000 and leap year dates. Phase 5 is "implementation" which means putting Y2K compliant systems back into production.

        As of September 30, 1998, the Parent Corporation had completed impact analysis (phase 1) and solution planning (phase 2) for all of its core systems and was more than 95% complete for phase 1 and 2 with respect to its systems as a whole. In addition, the Company was approximately 71% complete with respect to conversion and renovation (phase 3), 55% complete with respect to testing (phase 4), and 40% complete with respect to implementation (phase 5).

        In addition to ensuring that the Company's own systems are Y2K compliant, the Company has identified third parties with which the Company has significant business relationships in order to assess the potential impact on the Company of the third parties' Y2K issues and plans. The company expects to complete this process during he first quarter of 1999 and will conduct system testing with third parties throughout 1999. The Company does not have control over these third parties and cannot make any representations as to what extent the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by the Company, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to the Company's financial condition or results of operations. The Parent Corporation has spent approximately $7.5 million on its Y2K project through the end of September 1998 and expects to spend up to approximately $15.3 million on its Y2K project by the end of 2000. All of these funds will come from the Parent Corporation's cash flow from operations. The Parent Corporation has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The most reasonably likely worst case Y2K scenario is that the Company will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of the Parent Corporation's Y2K efforts have been designed to prevent such an occurrence. However, if the Company identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that the Company can avoid Y2K problems or that the cost of curing the problem will not be material.

        In an effort to mitigate risks associated with Y2K failures, the Parent Corporation is in the process of developing contingency plans to address core functions, including relations with third parties. It is the Company's expectation that contingency plans will address possible failures generated internally, by vendors or business partners, and by customers. Possible general approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

Part II OTHER INFORMATION

        Item 1 Legal Proceedings

               There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

        Item 6 Exhibits and Reports on Form 8-K

               (a)    Index to Exhibits

                      Exhibit Number       Title                    Page
                      ----------------     ---------------------    -----------

                      27                   Financial Data           11
                                    Schedule

               (b)    Reports on Form 8-K

                      No reports on Form 8-K have been filed during the third quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:                                  BY:
November 13, 1998                                  /s/
---------------------------         ----------------------------------------
                                     Glen R. Derback, Vice President & Treasurer
                                     (Duly authorized officer & chief accounting
                                     Officer)