Form 10-K
period 1998-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-04-01
CIK 1036213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 1999, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                                      ii
                                               TABLE OF CONTENTS
                                                                                                           Page
PART I
Item 1.   Business........................................................................1
               A.  Organization and Corporate Structure...................................1
               B.  Business of the Company ...............................................1
               C.  Description of Business ...............................................2
               D.  Investments............................................................3
               E.  Regulation.............................................................4
               F.  Ratings................................................................5
               G.  Miscellaneous..........................................................5
Item 2.   Properties......................................................................6
Item 3.   Legal Proceedings...............................................................6
Item 4.   Submission of Matters to a Vote of Security Holders.............................6

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................................6
               A.  Equity Security Holders and Market Information.........................6
               B.  Dividends..............................................................6
Item 6.   Selected Financial Data.........................................................6
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................7
               A.  Results of Operations..................................................8
               B.  Investments............................................................8
               C.  Liquidity and Capital Resources........................................9
               D.  Accounting Pronouncements..............................................10
               E.  Year 2000 Issue........................................................10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................11
Item 8.   Financial Statements and Supplementary Data.....................................12
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................................26

PART III
Item 10.  Directors and Executive Officers of the Registrant..............................26
               A.  Identification of Directors............................................26
               B.  Identification of Executive Officers...................................28
Item 11.  Executive Compensation..........................................................29
               A.  Compensation of Executive Officers.....................................29
               B.  Compensation of Directors..............................................29
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................29
               A.  Security Ownership of Certain Beneficial Owners........................29
               B.  Security Ownership of Management.......................................31
Item 13.  Certain Relationships and Related Transactions..................................32

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................32
               A.  Index to Financial Statements..........................................32
               B.  Index to Exhibits......................................................33
               C.  Reports on Form 8-K....................................................34

Signatures................................................................................35

                                                      16
PART I

ITEM 1. BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

First Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of New York in 1996.

The Company is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company ("GWL&A"), a life insurance company domiciled in Colorado. GWL&A is a wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a Delaware holding company. GWL&A Financial is an indirect wholly-owned subsidiary of The Great-West Life Assurance Company ("Great-West Life"), a Canadian life insurance company. Great-West Life is a subsidiary of Great-West Lifeco Inc. ("Great-West Lifeco"), a Canadian holding company. Great-West Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

Common and preferred shares of Great-West Life, Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, annuities, and accident and health insurance. The Company became licensed to do business in New York and Iowa in 1997. The Company's business is currently limited to the sale of individual life and annuity products.

The Company was capitalized on April 4, 1997. The table that follows summarizes premiums and deposits received during the year ended December 31, 1998 and during the period April 4, 1997 through December 31, 1997. For further information concerning the Company, see Item 6 (Selected Financial Data), and
Item 8 (Financial Statements and Supplementary Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

        (Dollars in Thousands)
                                                                 Period from
                                                  Year-ended     Apr. 4, 1997
                                                                      to
                                                Dec. 31, 1998   Dec. 31, 1997
                                                --------------- ---------------
       Premiums and fee income                          78             21
       Deposits for investment-type contracts       62,528             84
       Deposits to separate accounts                12,776          9,121

C.      DESCRIPTION OF BUSINESS

1.      Principal Products

The Company currently administers and sells individual life and annuity insurance products. The Company intends to begin offering group health and life insurance and 401(k) products in 1999.

The Company's fixed annuity product is a Guarantee Period Fund which was established as a non-unitized Separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

The Company's variable annuity product offers 24 investment options. This product provides the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in a separate account which in turn invests in shares of underlying funds managed by selected external fund managers.

The fixed annuity product generates earnings from the investment spreads on guaranteed investment returns. The variable annuity product generates earnings from the fees collected for mortality and expense risks associated with the variable options.

The amount of annuities in force is measured by account balances. At December 31, 1998, annuity account balances were $91.5 thousand for fixed annuities and $23.8 million for variable annuities. At December 31, 1997, annuity account balances were $84.3 thousand for fixed annuities and $9.0 million for variable annuities.

During 1998, the Company began selling life insurance products in the Bank-Owned Life Insurance ("BOLI") market. This interest-sensitive whole life product funds post-retirement benefits for bank employees. BOLI deposits of $62.5 million were received in 1998, representing $251.8 million of life insurance in force.

2.      Method of Distribution

The Company distributes its annuity products through Charles Schwab & Co., Inc. pursuant to a distribution agreement. The Company's BOLI product is currently marketed through one broker, Clark/Bardes, Inc.

3.      Competition

The individual life and annuity insurance marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(F) - Ratings.

4.      Reserves

Reserves for interest-sensitive whole life products are equal to cumulative deposits less withdrawals and charges plus credited interest. For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

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

D.      INVESTMENTS

GWL&A manages the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Invested assets under management at year-end 1998 totaled $104.2 million, comprised of $80.4 million of general account assets and $23.8 million of separate account assets. Invested assets under management at year-end 1997 totaled $14.4 million, comprised of $5.4 million of general account assets and $9.0 million of separate account assets.

The invested assets of the Company include a broad range of asset classes, such as public and privately placed corporate bonds, public and privately placed structured assets and government bonds. The assets of the Company are managed to reflect the underlying characteristics of related insurance products.

The assets of the Company are routinely monitored and evaluated in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

E.      REGULATION

1.      Insurance Regulation

The Company must comply with the insurance laws of New York and Iowa. These laws govern the admittance of assets, premium rating methodology, policy forms, establishing reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values and the type, amounts and valuation of investments permitted.

The Company's operations and accounts are subject to examination by the New York Insurance Department at specified intervals.

New York has substantially adopted into law the National Association of Insurance Commissioners' risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 1998 statutory financial reports, the Company has risk-based capital well in excess of that required; however, the Company did fall outside the usual range of some of the ratios due to the start-up nature of its operations.

2.      Insurance Holding Company Regulations

The Company is subject to and complies with insurance holding company regulations in New York. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

3.      Securities Law

The Company is subject to various levels of regulation under federal securities laws. The Company's separate accounts and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

4.      Potential Legislation

United States legislation and administrative developments in various areas, including pension regulation, financial services regulation, health care legislation and the insurance industry could significantly and adversely affect the Company in the future. For example, Congress is currently considering legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), and legislation relating to the taxation of policyholder surplus accounts and the capitalization of deferred acquisition costs. Congress has from time to time also considered the deferral of taxation on the accretion of value within certain annuities and life insurance products, financial services reform legislation establishing frameworks for banks engaging in the insurance business, changes in regulation for the Employee Retirement Income Security Act of 1974 and the availability of Section 401(k) for individual retirement accounts.

It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

F.      RATINGS

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

         Rating Agency                          Measurement                      Rating
         -----------------------------------    -----------------------------    --------------

         A.M. Best Company                      Financial Condition and          AA+    *
                                                Operating Performance

         Duff & Phelps Corporation              Claims Paying Ability            AAA    *

         Standard & Poor's Corporation          Claims Paying Ability            AA      **

         Moody's Investors Service              Insurance Financial Strength     Aa3    ***

        *     Highest ratings available.
        **   Third highest rating out of 19 rating categories.
        ***  Fourth highest rating out of 19 rating categories.

G.      MISCELLANEOUS

Significant BOLI deposits were received during 1998. Although the Company's BOLI business is comprised of two major customers, which account for the majority of the total deposits, the BOLI contracts allow for no more than 20% surrenders in any given year.

The Company distributes its annuity products through Charles Schwab & Co., Inc. pursuant to a marketing agreement. The Company's BOLI product is currently marketed through one broker, Clark/Bardes, Inc. Loss of business from either of these agents would have a material effect on the Company's distribution process.

The Company and GWL&A have an  administration  service  agreement  whereby GWL&A
administers,   distributes,   and  underwrites  business  for  the  Company  and
administers the Company's investment portfolio.

ITEM 2. PROPERTIES

The Company leases its home office in Albany, New York.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders.


PART II

     ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
              MATTERS

A.      EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.      DIVIDENDS

The Company has not paid dividends on its common shares.

Under New York law, the Company cannot distribute any dividend unless a notice of its intention to declare such dividend and the amount thereof has been filed with the New York Superintendent of Insurance not less than thirty days in advance of such proposed declaration. The Superintendent may disapprove of such distribution by giving written notice to the Company within thirty days after such filing that he finds that the financial condition of the Company does not warrant such distribution.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included in Item 8 (Financial Statements and Supplementary Data).


        (Dollars in Thousands)
                                                                       For the Period From
                                                                          April 4, 1997
                                                                       (Inception) through
                                             December 31, 1998          December 31, 1997
                                            --------------------    --------------------------

       INCOME STATEMENT DATA
       Premium and fee income            $            78         $            21
       Net investment income                       3,367                     243
       Realized investment gains                      74
                                            --------------------    --------------------------
                                            --------------------    --------------------------
       Total Revenues                              3,519                     264
                                            --------------------    --------------------------
                                            --------------------    --------------------------

       Total benefits and expenses                 2,124                     213
       Income tax expense                            603                      18
                                            ====================    ==========================
       Net Income                        $           792         $            33
                                            ====================    ==========================

       BALANCE SHEET DATA
          Investment assets              $        80,353         $         5,381
          Separate account assets                 23,836                   9,045
          Total assets                           107,095                  16,154
          Total policyholder                      64,445                      84
       liabilities
          Total stockholder's equity              16,642                   6,538

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking  statements.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations of the Company for the year ended December 31, 1998 and the period April 4, 1997 through December 31, 1997 follows.

A.      RESULTS OF OPERATIONS

Annuity contract charges and premiums were $78 thousand in 1998 versus $21 thousand in 1997 (sales of the annuity product began in the second half of 1997). Interest for BOLI account balances is credited directly to the balance sheet and accordingly, only the cost of insurance and contract administration fees related to the policies are included in premiums on the income statement.

During 1998 the Company received approval from the New York Department of Insurance to market its BOLI product. The Company is authorized to sell up to $100 million of BOLI. BOLI deposits in 1998 totaled $62.5 million.

The Company's operations during the period April 4, 1997 (inception) to December 31, 1997 were focused on obtaining a New York insurance license (which occurred May 28, 1997), and preliminary marketing activities.

Net investment income grew from $243 thousand in 1997 to $3.4 million in 1998, primarily due to BOLI sales as well as a capital infusion from GWL&A of $8.6 million in December 1998.

Net income grew from $33 thousand in 1997 to $792 thousand in 1998. The increase in 1998 was primarily due to higher investment income. The Company's effective tax rate was 43.2% in 1998 compared to 35% in 1997, due to the effect of state income taxes on the higher level of income.

It is expected that the sale of individual annuities and BOLI will continue and increase during 1999. The Company intends to begin marketing group life and health and 401(k) products in 1999.

B.      INVESTMENTS

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

A summary of the Company's general account invested assets follows:

        (Dollars in Thousands)
                                                                   1998              1997
                                                              ---------------   ----------------

       Fixed maturities, available for sale, at fair       $     65,154      $      4,995
       value
       Fixed maturities, held-to-maturity, at amortized          14,500
       cost
       Short-term investments                                       699               386
                                                              ===============   ================
          Total invested assets                            $     80,353      $      5,381
                                                              ===============   ================

Fixed maturity investments include public and privately placed corporate bonds, public and privately placed structured assets and government bonds. Private placement investments, which are primarily in the held-to-maturity category, are generally less marketable than publicly traded assets, yet they typically offer covenant protection which allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as:

        Credit Rating                                1998             1997
        -------------
                                                 --------------   --------------
        AAA                                           62.7%           100.0%
        AA                                             6.5
        A                                             13.1
        BBB                                           17.7
        BB and Below (non-investment grade)
                                                 ==============   ==============
           TOTAL                                     100.0%           100.0%
                                                 ==============   ==============

C.      LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that are dependent upon the principal product lines currently offered. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported by long-term, fixed income investments.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $1.4 million and $2.0 million as of December 31, 1998 and December 31, 1997, respectively.

As discussed above, the Company and GWL&A have an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

D.      ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of December 31, 1998. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

E.      YEAR 2000 ISSUE

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

As mentioned previously, GWL&A provides all administrative services to the Company.
GWL&A has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems) and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. GWL&A is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

GWL&A's plan establishes five phases for becoming Y2K compliant. Phase 1 is "impact analysis" which includes initial inventory and preliminary assessment of Y2K impact. Phase 2 is "solution planning" which includes system by system planning to outline the approach and timing for reaching compliance. Phase 3 is "conversion/renovation" which means the actual process of replacing or repairing non-compliant systems. Phase 4 is "testing" to ensure that the systems function correctly under a variety of different date scenarios including current dates, year 2000 and leap year dates. Phase 5 is "implementation" which means putting Y2K compliant systems back into production.

As of December 31, 1998, GWL&A had completed impact analysis (phase 1) and solution planning (phase 2) for all of its core systems and was more than 95% complete for phases 1 and 2 with respect to its systems as a whole. In addition, GWL&A was approximately 87% complete with respect to conversion and renovation (phase 3), 79% complete with respect to testing (phase 4), and 78% complete with respect to implementation (phase 5).

In addition to ensuring that GWL&A's own systems are Y2K compliant, GWL&A has identified third parties with which GWL&A has significant business relationships in order to assess the potential impact on GWL&A of the third parties' Y2K issues and plans. GWL&A expects to complete this process during the first quarter of 1999 and will conduct system testing with third parties throughout 1999. GWL&A does not have control over these third parties and cannot make any representations as to what extent GWL&A's and the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

On the basis of currently available information, the expense incurred by GWL&A, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to GWL&A's financial condition or results of operations. GWL&A has spent approximately $9.7 million on its Y2K project through the end of December 1998 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from GWL&A's cash flow from operations. GWL&A has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's financial condition or results of operations.

The most reasonably likely worst case Y2K scenario is that GWL&A and/or the Company will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of GWL&A's Y2K efforts have been designed to prevent such an occurrence. However, if GWL&A identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that GWL&A and/or the Company can avoid Y2K problems or that the cost of curing the problem will not be material.

In an effort to mitigate risks associated with Y2K failures, GWL&A is in the process of developing contingency plans to address core functions, including relations with third parties. It is GWL&A's expectation that contingency plans will address possible failures generated internally, by vendors or business partners, and by customers. Possible general approaches include manual processing, payments on an estimated basis and use of disaster recovery facilities.

ITEM 7A........QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        .......RISK

The primary risk facing the Company is exposure to rising interest rates.

To manage interest rate risk, the Company invests in assets that are suited to the products that it sells. For products with uncertain timing of benefit payments such as life insurance, the Company invests in fixed income assets with expected cash flows that are earlier than the expected timing of the benefit payments. The Company can then react to changing interest rates as these assets mature for reinvestment.

The Company has estimated the possible effects of interest rate changes at December 31, 1998. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $5 million. This calculation used projected asset cash flows, discounted back to December 31, 1998. The cash flow projections used the Company's estimate of prepayments on residential mortgages and other assets where the timing of the borrower's repayment or prepayment might be affected by a change in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Financial Statements for the year ended December 31, 1998 and for the period April 4, 1997 (inception) to December 31, 1997 and the Independent Auditors' Report thereon.

                First Great-West Life & Annuity Insurance Company
                          (A wholly-owned subsidiary of
                  Great-West Life & Annuity Insurance Company)

            Financial Statements for the Year Ended December 31, 1998 and the Period from April 4, 1997 (Inception) to December
                    31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of First Great-West Life & Annuity Insurance Company:

We have  audited the  accompanying  balance  sheets of First  Great-West  Life &
Annuity  Insurance  Company (a  wholly-owned  subsidiary  of  Great-West  Life &
Annuity Insurance Company) as of December 31, 1998 and 1997, and the related statements of income, stockholder's equity, and cash flows for the year ended December 31, 1998 and the period from April 4, 1997 [inception] to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from April 4, 1997 [inception] to December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Denver, Colorado
January 25, 1999

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
[Dollars in thousands except for share information]

ASSETS                                                            1998               1997
------
                                                            -----------------   ----------------

INVESTMENTS:
  Fixed maturities:
    Held-to-maturity, at amortized cost
      (fair value $15,044)                               $         14,500    $
    Available-for-sale, at fair value
      (amortized cost $63,321 and $4,987)                          65,154               4,995
  Short-term investments, available-for-sale (cost
    approximates fair value)                                          699                 386
                                                            -----------------   ----------------
        Total Investments                                          80,353               5,381

Cash                                                                  705               1,648
Reinsurance receivable                                                123
Deferred acquisition costs                                            381
Investment income due and accrued                                     695                  24
Other assets                                                           19                   6
Deferred income taxes                                                 983                  50
Separate account assets                                            23,836               9,045
                                                            -----------------   ----------------

        TOTAL ASSETS                                     $        107,095    $         16,154
                                                            =================   ================

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves                                        $         64,320    $             84
  Policy and contract claims                                          125

GENERAL LIABILTIES:
  Due to Parent Corporation                                         2,077                 155
  Other liabilities                                                    95                 332
  Separate account liabilities                                     23,836               9,045
                                                            -----------------   ----------------
        Total Liabilities                                          90,453               9,616
                                                            -----------------   ----------------

STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 10,000 shares
    authorized, 2,500 shares issued, and outstanding                2,500               2,500
  Additional paid-in capital                                       12,600               4,000
  Accumulated other comprehensive income                              717                   5
  Retained earnings                                                   825                  33
                                                            -----------------   ----------------
        Total Stockholder's Equity                                 16,642               6,538
                                                            -----------------   ----------------

        TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY                             $        107,095    $         16,154
                                                            =================   ================

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1998
AND THE PERIOD FROM APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997 [Dollars in thousands]

                                                                 1998                1997
                                                           ------------------  -----------------
REVENUES:
  Premiums and fee income                                $            78     $            21
  Net investment income                                            3,367                 243
  Net realized gains on investments                                   74
                                                           ------------------  -----------------

                                                                   3,519                 264
                                                           ------------------  -----------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                      50
  Interest paid or credited to contractholders                     1,687
  General and administrative expenses                                387                 213
                                                           ------------------  -----------------

                                                                   2,124                 213
                                                           ------------------  -----------------

INCOME BEFORE INCOME TAXES                                         1,395                  51

PROVISION FOR INCOME TAXES:
  Current                                                          1,920                  71
  Deferred                                                        (1,317)                (53)
                                                           ------------------  -----------------

                                                                     603                  18
                                                           ------------------  -----------------

NET INCOME                                               $           792     $            33
                                                           ==================  =================















See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998
AND THE PERIOD FROM APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997 [Dollars in thousands except for share information]

                                                                                        Accumulated
                                                                        Additional         Other
                                                                         Paid-in       Comprehensive      Retained
                                             Shares         Amount       Capital          Income          Earnings        Total
                                          -------------  ------------- -------------  ----------------  -------------  -------------

Capital contribution                           2,500   $      2,500   $     4,000                                    $      6,500
    Net income                                                                                        $         33             33
    Other comprehensive income                                                      $          5                                5
                                                                                                                       -------------
  Comprehensive income                                                                                                         38
                                          -------------  ------------- -------------  ----------------  -------------  -------------

BALANCE, DECEMBER 31, 1997                     2,500          2,500         4,000              5                33          6,538
    Net income                                                                                                 792            792
    Other comprehensive income                                                               712                              712
                                                                                                                       -------------
  Comprehensive income                                                                                                      1,504
                                                                                                                       -------------
  Capital contribution                                                      8,600                                           8,600
                                          -------------  ------------- -------------  ----------------  -------------  -------------

BALANCE, DECEMBER 31, 1998                     2,500   $      2,500   $    12,600   $        717      $        825   $     16,642
                                          =============  ============= =============  ================  =============  =============








See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998
AND THE PERIOD FROM APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997 [Dollars in thousands]

                                                                 1998                1997
                                                           ------------------  -----------------
OPERATING ACTIVITIES:

  Net income                                             $           792     $            33
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization of investments                                     12                 (19)
      Realized gains on sale of investments                          (74)
      Deferred income taxes                                       (1,317)                (53)
  Changes in assets and liabilities:
      Investment income due and accrued                             (671)                (24)
      Policy benefit liabilities                                   1,859
      Reinsurance receivable                                        (123)
      Other, net                                                  (1,361)                326
                                                           ------------------  -----------------
         Net cash (used in) provided by operating activities        (883)                263
                                                           ------------------  -----------------

INVESTING ACTIVITIES:

Proceeds from sales, maturities, and redemptions of investments:
  Fixed maturities:
    Available-for-sale                                            73,340

Purchases of investments:
  Fixed maturities:
    Held-to-maturity                                             (14,500)
    Available-for-sale                                          (131,924)             (5,354)
                                                           ------------------  -----------------
        Net cash used in investing activities                    (73,084)             (5,354)
                                                           ------------------  -----------------

FINANCING ACTIVITIES:

  Contract deposits, net of withdrawals                           62,502                  84
  Due to Parent Corporation                                        1,922                 155
  Capital contributions                                            8,600               6,500
                                                           ------------------  -----------------
        Net cash provided by financing activities                 73,024               6,739
                                                           ------------------  -----------------

NET (DECREASE) INCREASE IN CASH                                     (943)              1,648

CASH, BEGINNING OF PERIOD                                          1,648                   0
                                                           ------------------  -----------------

CASH, END OF PERIOD                                      $           705     $         1,648
                                                           ==================  =================



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1998
AND THE PERIOD FROM APRIL 4, 1997 [INCEPTION] TO DECEMBER 31, 1997 [Dollars in thousands except for share information]

1.      ORGANIZATION

        Organization - First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. On December 29, 1997, the Company issued an additional 500 shares of common stock to the Parent Corporation for $500. The Company was licensed as an insurance company in the State of New York on May 28, 1997. The Company operates in one business segment.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

        Cash - Cash includes only amounts in demand deposit accounts.

        Investments - Management determines the classification of fixed maturities at the time of purchase. Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost unless fair value is less than cost and the decline is deemed to be other than temporary, in which case they are written down to fair value and a new cost basis is established.

        Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as accumulated other comprehensive income in stockholder's equity.

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

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of December 31, 1998. Management has not determined the impact of the Statement on the financial statements.

        Deferred Policy Acquisition Costs - Policy acquisition costs, which consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs was immaterial to the financial statements in 1998.

        Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of various external mutual funds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administration fees, and mortality and expense risk charges.

        Due to Parent Corporation - Due to Parent Corporation includes amounts due on demand.

        Policy Reserves - Life insurance reserves of $64,228 at December 31, 1998 are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $92 and $84 are carried at contractholders' account value at December 31, 1998 and 1997, respectively. The carrying value of policy reserves is a reasonable estimate of fair value.

        Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

        Policy and Contract Claims - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

        Recognition of Premium Income and Expenses - Life insurance premiums are recognized when due. Revenues for annuity and other contracts without significant life contingencies are recognized as received. They consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Fee income is derived primarily from assets under management, consisting of contract maintenance fees, administration fees and mortality and expense risk charges, and is recognized when due. Benefits and expenses on policies with life contingencies impact premium income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts.

        During 1998, the Company sold life insurance policies to two customers and collected deposits of $50,000 and $12,500, respectively, which are included as a component of policy reserves on the balance sheet. These two customers accounted for 49% and 12%, respectively, of the Company's net income during 1998.

        Regulatory Requirements - In accordance with the requirements of the State of New York, the Company must demonstrate adequate capital. At December 31, 1998, the Company was in compliance with the requirement.

        The Company is also required to maintain an investment deposit in the amount of $5,000 in cash or investment certificates with the New York Insurance Commissioner for the protection of policyholders in the event the Company is unable to satisfactorily meet its contractual obligations. A United States Treasury obligation, whose cost approximates market value, was designated to meet this requirement at December 31, 1998.

3.      RELATED-PARTY TRANSACTIONS

        The Company and the Parent Corporation have service agreements whereby the Parent Corporation administers, distributes, and underwrites business for the Company and administers the Company's investment portfolio and the Company provides services for the Parent Corporation. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force. These transactions are summarized as follows:


                                                           Years Ended
                                                          December 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
        Investment management expense
          (included in net investment income)              47           4
        Administrative and underwriting revenue
          (included in operating expenses)                (48)        (15)

        The Company and the Parent  Corporation  have an  agreement  whereby the
        Parent  Corporation   provides  certain  financial  support  related  to
        maintaining adequate regulatory surplus and liquidity.

4.      REINSURANCE

        In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains 100% of the first $50 of coverage per individual life and has a maximum retention of $250 per individual life. Life insurance policies are first reinsured to the Parent Corporation up to a maximum of $1,250 of coverage per individual life.
        Any excess amount is reinsured to a third party.

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998 and 1997, the reinsurance receivable had a carrying value of $123 and $0, respectively.

        Total reinsurance premiums ceded to the Parent Corporation in 1998 and 1997 were $61 and $0, respectively.

5.      SUMMARY OF INVESTMENTS

        Fixed maturities owned at December 31, 1998 are summarized as follows:

                                                  Gross         Gross      Estimated
                                   Amortized    Unrealized   Unrealized      Fair       Carrying
                                     Cost         Gains        Losses        Value        Value
                                   ----------   -----------  ------------  ----------   ----------
        Held-to-Maturity:
          Corporate bonds        $   14,500  $       544   $             $   15,044  $    14,500
                                   ----------   -----------  ------------  ----------   ----------
                                 $   14,500  $       544   $             $   15,044  $    14,500
                                   ==========   ===========  ============  ==========   ==========
        Available-for-Sale:
          U.S. Treasury
           Securities and
           obligations of U.S.
           Government Agencies:
            Collateralized
              mortgage
              obligations        $   17,963  $     1,063   $             $   19,026  $    19,026
            Other                     4,999           59                      5,058        5,058
          Collateralized
        mortgage
            obligations              19,956          331                     20,287       20,287
          Corporate bonds            20,403          380                     20,783       20,783
                                   ----------   -----------  ------------  ----------   ----------
                                 $   63,321  $     1,833   $             $   65,154  $    65,154
                                   ==========   ===========  ============  ==========   ==========

        Fixed maturities owned at December 31, 1997 are summarized as follows:

                                                 Gross         Gross      Estimated
                                  Amortized    Unrealized   Unrealized       Fair       Carrying
                                     Cost        Gains        Losses        Value        Value
                                  -----------  -----------  ------------  -----------  -----------
        Available-for-Sale:
          U.S. Treasury
           Securities and
           obligations of U.S.
           Government Agencies  $    4,987   $        8   $             $    4,995   $    4,995
                                  -----------  -----------  ------------  -----------  -----------
                                $    4,987   $        8   $             $    4,995   $    4,995
                                  ===========  ===========  ============  ===========  ===========

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

        See Note 6 for additional information on policies regarding estimated fair value of fixed maturities.

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 1998, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Held-to-Maturity        Available-for-Sale
                                              ------------------------ ------------------------
                                              Amortized    Estimated   Amortized    Estimated
                                                 Cost      Fair Value     Cost      Fair Value
                                              -----------  ----------- -----------  -----------
        Due in one year or less             $      217   $      226   $           $
        Due after one year through five          1,510        1,573       4,999        5,058
        years
        Due after five years through ten         8,509        8,805      10,007       10,264
        years
        Due after ten years                      4,264        4,440
        Mortgage-backed securities                                       37,919       39,314
        Asset-backed securities                                          10,396       10,518
                                              ===========  =========== ===========  ===========
                                            $   14,500   $   15,044   $  63,321   $   65,154
                                              ===========  =========== ===========  ===========

        Proceeds from sales of securities available-for-sale were $73,340 and $0 during 1998, and 1997, respectively. The realized gains on such sales totaled $201 and $0 for 1998 and 1997, respectively. The realized losses totaled $127 and $0 for 1998 and 1997, respectively. During 1998, no held-to-maturity securities were sold.

6.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                December 31,
                                              -------------------------------------------------
                                                       1998                     1997
                                              ------------------------ ------------------------
                                               Carrying    Estimated    Carrying    Estimated
                                                Amount     Fair Value    Amount     Fair Value
                                              -----------  ----------- -----------  -----------
        ASSETS:
          Fixed maturities and short-term
            investments                     $   80,353   $   80,897   $   5,381   $    5,381
        LIABILITIES:
          Annuity contract reserves without
            life contingencies                      92           92          84           84
          Due to Parent Corporation              2,077        2,077         155          155

        The estimated fair value of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        The estimated fair value of fixed maturities that are publicly traded are obtained from an independent pricing service. To determine fair value for fixed maturities not actively traded, the Company utilized discounted cash flows calculated at current market rates on investments of similar quality and term.

        The fair value of annuity contract reserves without life contingencies are estimated by discounting the cash flows to maturity of the contracts, utilizing current credited rates for similar products.

        The estimated fair value of due to Parent Corporation is based on discounted cash flows at current market spread rates on high quality investments.

7.      FEDERAL INCOME TAXES

        Income taxes are recorded using and asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered.

        The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                    1998               1997
                                               ----------------   --------------
        Federal tax rate                            35.0  %            35.0 %
        Change in tax rate resulting from:
                State taxes                          6.8  %
                Prior year tax adjustment            1.4  %
                                               ================   ==============
        Total                                       43.2  %             35.0 %
                                               ================   ==============

        Temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                                1998                          1997
                                     ----------------------------  ----------------------------
                                                      Deferred                      Deferred
                                       Deferred         Tax          Deferred         Tax
                                      Tax Asset      Liability      Tax Asset      Liability
                                     -------------  -------------  -------------  -------------
        Policy reserves            $              $       175    $              $
        Deferred policy
          acquisition costs                               134
        Deferred acquisition
          cost proxy tax                 1,720                            53
        Investment assets                                 642                             3
        State taxes                        214
                                     -------------  -------------  -------------  -------------
        Total deferred taxes       $     1,934    $       951    $        53    $         3
                                     =============  =============  =============  =============

        Amounts related to investment assets above include $642 and $3 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 1998 and 1997, respectively. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

        The Company and the Parent Corporation have entered into an income tax allocation agreement whereby the Parent Corporation could file a consolidated federal income tax return. Under the agreement the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis. In 1998, the Company will not file on a consolidated basis with the Parent Corporation.

8.      COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

        Other comprehensive income at December 31, 1998 is summarized as follows:

                                                                     Tax
                                                 Before-Tax       (Expense)       Net-of-Tax
                                                   Amount         or Benefit        Amount
                                                --------------  ---------------  --------------
        Unrealized gains on securities:
          Unrealized holding gains
            arising during the period         $        1,826  $         (639)  $        1,187
                                                --------------  ---------------  --------------
          Net unrealized gains                         1,826            (639)           1,187
        Reserve and DAC adjustment                      (730)            255             (475)
                                                --------------  ---------------  --------------
        Other comprehensive income            $        1,096  $         (384)  $          712
                                                ==============  ===============  ==============

        Other comprehensive income at December 31, 1997 is summarized as follows:

                                                                     Tax
                                                 Before-Tax       (Expense)       Net-of-Tax
                                                   Amount         or Benefit        Amount
                                                --------------  ---------------  --------------
        Unrealized gains on securities:
          Unrealized holding gains
            arising during the period         $            8  $           (3)  $            5
                                                --------------  ---------------  --------------
          Net unrealized gains                             8              (3)               5
                                                --------------  ---------------  --------------
        Other comprehensive income            $            8  $           (3)  $            5
                                                ==============  ===============  ==============

9.      DIVIDEND RESTRICTIONS

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows (unaudited):

                                                 Unaudited
                                                   1998          1997
                                                ------------  ------------

        Net loss                             $    (2,182)   $    (19)
        Capital and surplus                       12,808         6,469

        As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends, which can be paid to stockholders, is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $1,281 in 1999. The Company paid no dividends in 1998 and 1997. Dividends are paid as determined by the Board of Directors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

Director                               Age        Served as            Principal Occupation(s) For
                                                 Director From               Last Five Years

Marcia D. Alazraki                      57           1996         Partner, Kalkines, Arky, Zall &
                                                                  Bernstein LLP (a law firm) since
                                                                  January, 1998; previously Counsel,
                                                                  Simpson Thacher & Bartlett (a law
                                                                  firm)

James Balog (1)                         70           1997         Company Director

James W. Burns, O.C.                    69           1997         Chairman of the Boards of Great-West
                                                                  Lifeco, Great-West Life, London
                                                                  Insurance Group Inc. and London Life
                                                                  Insurance Company; Deputy Chairman,
                                                                  Power Corporation

Paul Desmarais, Jr.                     44           1997         Chairman and Co-Chief Executive
                                                                  Officer, Power Corporation;
                                                                  Chairman, Power Financial

Robert Gratton                          55           1997         Chairman of the Board of GWL&A;
                                                                  President and Chief Executive
                                                                  Officer, Power Financial

N. Berne Hart (1)                       69           1997         Company Director

Stuart Z. Katz                          56           1997         Partner, Fried, Frank, Harris,
                                                                  Shriver & Jacobson (a law firm)




William T. McCallum                     56           1997         Chairman, President and Chief
                                                                  Executive Officer of the Company;
                                                                  President and Chief Executive
                                                                  Officer, GWL&A; President and Chief
                                                                  Executive Officer, United States
                                                                  Operations, Great-West Life

Brian E. Walsh (1)                      45           1997         Co-Founder and Managing Partner,
                                                                  Veritas Capital Management, LLC (a
                                                                  merchant banking company) since
                                                                  September 1997; previously Partner,
                                                                  Trinity L.P. (an investment company)
                                                                  from January 1996; previously
                                                                  Managing Director and Co-Head,
                                                                  Global Investment Bank, Bankers
                                                                  Trust Company (an
                                                                  investment/commercial bank)

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

J. Balog       .......Elan plc
 ........       .......Euclid Mutual Fund
 ........       .......Transatlantic Holdings
 ........       .......Zweig-Glaser Mutual Fund

P. Desmarais, Jr......Petrofina S.A.


B.......IDENTIFICATION OF EXECUTIVE OFFICERS

Executive Officer                 Age      Served as Executive         Principal Occupation(s) For
                                               Officer From                  Last Five Years

William T. McCallum               56               1997           Chairman, President and Chief
Chairman, President and                                           Executive Officer of the Company;
Chief Executive Officer                                           President and Chief Executive
                                                                  Officer, GWL&A;  President and Chief
                                                                  Executive Officer, United States
                                                                  Operations, Great-West Life

Mitchell T.G. Graye               43               1997           Executive Vice President and Chief
Executive Vice President and                                      Financial Officer of the Company and
Chief Financial Officer                                           GWL&A; Executive Vice President and
                                                                  Chief Financial Officer, United
                                                                  States, Great-West Life

James D. Motz                     49               1997           Executive Vice President, Employee
Executive Vice President,                                         Benefits of the Company, GWL&A and
Employee Benefits                                                 Great-West Life

Douglas L. Wooden                 42               1997           Executive Vice President, Financial
Executive Vice President,                                         Services of the Company, GWL&A and
Financial Services                                                Great-West Life

John T. Hughes                    62               1997           Senior Vice President, Chief
Senior Vice President,                                            Investment Officer of the Company
Chief Investment Officer                                          and GWL&A; Senior Vice President,
                                                                  Chief Investment Officer, United
                                                                  States, Great-West Life

D. Craig Lennox                   51               1997           Senior Vice President, General
Senior Vice President,                                            Counsel and Secretary of the Company
General Counsel and Secretary                                     and GWL&A; Senior Vice President and
                                                                  Chief U.S. Legal Officer, Great-West
                                      Life

Martin Rosenbaum                  46               1997           Senior Vice President, Employee
Senior Vice President,                                            Benefits Operations of the Company,
Employee Benefits Operations                                      GWL&A and Great-West Life
Gregory E. Seller                 45               1997           Senior Vice President, Major
Senior Vice President, Major                                      Accounts of the Company, GWL&A and
Accounts                                                          Great-West Life

Robert K. Shaw                    43               1997           Senior Vice President, Individual
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of February 1, 1999, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the Company's 2,500 outstanding common shares are owned by Great-West Life & Annuity Insurance Company, 8515 East Orchard Road, Englewood, Colorado 80111.

(2) 100% of the outstanding common shares of Great-West Life & Annuity Insurance Company's are owned by GWL&A Financial Inc., 8515 East Orchard Road, Englewood, Colorado 80111.

(3) 100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.

(4) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by The Great-West Life Assurance Company, 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5) 99.6% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(6)     81.1% of the  outstanding  common shares of  Great-West  Lifeco Inc. are
        controlled  by  Power  Financial   Corporation,   751  Victoria  Square,
        Montreal, Quebec, Canada H2Y 2J3.

(7) 67.5% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(8) 100% of the outstanding common shares of 171263 Canada Inc. are owned by 2795957 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(9) 100% of the outstanding common shares of 2795957 Canada Inc. are owned by Power Corporation of Canada, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(10) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, which he controls, has voting control of Power Corporation of Canada.

As a result of the chain of ownership described in paragraphs (1) through (10) above, each of the entities and persons listed in paragraphs (1) through (10) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.
B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of February 1, 1999, by (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.


----------------------- --------------------------------------------------------------------------
                                                         Company
                        --------------------------------------------------------------------------
                        ------------- ---------------- -------------------- ----------------------
                        The           Great-West       Power Financial      Power Corporation of
                        Great-West    Lifeco Inc.      Corporation          Canada
                        Life
                        Assurance
                        Company
                        (1)           (2)              (3)                  (4)
                        ------------- ---------------- -------------------- ----------------------
Directors

--------------------------------------------------------------------------------------------------
----------------------- ------------- ---------------- -------------------- ----------------------
M.D. Alazraki                -               -                  -                     -
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
J. Balog                     -               -                  -                     -
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
J. W. Burns                  50           112,000             8,000                400,640
                                                                               200,000 options
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
P. Desmarais, Jr.            50           32,000                -              890,500 options
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
R. Gratton                   -            330,000            310,000                5,000
                                                        5,280,000 options      300,000 options
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
N.B. Hart                    -               -                  -                     -
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
S.Z. Katz                    -               -                  -                     -
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
W.T. McCallum                17           71,362             80,000                   -
                                      240,000 options
----------------------- ------------- ---------------- -------------------- ----------------------
----------------------- ------------- ---------------- -------------------- ----------------------
B.E. Walsh                   -               -                  -                     -
----------------------- ------------- ---------------- -------------------- ----------------------
--------------------------------------------------------------------------------------------------

Directors and Executive
Officers as a Group

--------------------------------------------------------------------------------------------------
----------------------- ------------- ---------------- -------------------- ----------------------
                            117           596,167            398,000               406,440
                                      678,000 options   5,635,054 options     1,390,500 options
----------------------- ------------- ---------------- -------------------- ----------------------

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

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.6% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.7% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

M.D. Alazraki, a director of the Company, is an attorney with a law firm which provided legal services to the Company. From January 1, 1998 through March 17, 1999, the amount of such services was approximately $72,300.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:
                                                                            Page
A.      INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report On Financial Statements                  14
        for the year ended December 31, 1998 and the period
        April 4, 1997 (inception) to December 31, 1997.

        Balance Sheets as of December 31, 1998 and 1997.                      15

        Statement of Income for the year ended December 31, 1998 and the 16 period April 4, 1997 (inception) to December 31, 1997.

        Statement of Stockholder's Equity for the year ended December 31, 17 1998 and the period April 4, 1997 (inception) to December 31, 1997.

        Statement of Cash Flows for the year ended December 31, 1998 18 and the period April 4, 1997 (inception) to December 31, 1997.

        Notes to Financial Statements for the year ended December 31, 1998 19 and the period April 4, 1997 (inception) to December 31, 1997.

All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.      INDEX TO EXHIBITS

      Exhibit Number                       Title                            Page

           3(i) Restated Charter of First Great-West Life & Annuity Insurance Company

                             Filed as Exhibit 3(i) to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           3(ii)             Bylaws of First Great-West Life & Annuity
                             Insurance Company

                             Filed as Exhibit  3(ii) to  Registrant's  Form 10-K
                             for  the  year   ended   December   31,   1997  and
                             incorporated herein by reference.

                             Material Contracts

           10.1              -   Distribution Agreement between First
                                 Great-West Life & Annuity Insurance Company and Charles Schwab & Co., Inc.

                             Filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           10.2              -   Administration Services Agreement between
                                 First Great-West Life & Annuity Insurance
                                 Company and Great-West Life & Annuity
                                 Insurance Company

                             Filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           10.3              -   Financial Support Agreement between First
                                 Great-West Life & Annuity Insurance Company and Great-West Life & Annuity Insurance
                                 Company

                             Filed as Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.


            24               Directors' Powers of Attorney

                             Filed as Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

            27               Financial Data Schedule                          37

C.      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1998.

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


Date:  March 31, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        March 31, 1999
William T. McCallum
Chairman, President and Chief Executive Officer
and a Director


/s/   Mitchell T.G. Graye                                        March 31, 1999
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer


/s/   Glen R. Derback                                            March 31, 1999
Glen R. Derback
Vice President and Treasurer

Signature and Title                                              Date


/s/   Marcia D. Alazraki *                                       March 31, 1999
------------------------
Marcia D. Alazraki, Director


/s/   James Balog *                                              March 31, 1999
James Balog, Director


/s/   James W. Burns *                                           March 31, 1999
--------------------
James W. Burns, Director


/s/   Paul Desmarais, Jr. *                                      March 31, 1999
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert Gratton *                                           March 31, 1999
Robert Gratton, Director


/s/   N. Berne Hart *                                            March 31, 1999
-------------------
N. Berne Hart, Director


/s/   Stuart Z. Katz *                                           March 31, 1999
--------------------
Stuart Z. Katz, Director


/s/   Brian E. Walsh *                                           March 31, 1999
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    March 31, 1999
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.