Form 10-K/A
period 1998-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-04-29
CIK 1036213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                      EXPLANATORY NOTE

     This amendment No. 1 on Form 10-K/A amends First Great-West Life & Annuity Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1998, in its entirety. This amendment is being filed in order to amend the disclosure contained under Item 7A Quantitative and Qualitative Disclosures About Market Risk.















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

The Company has estimated the possible effects of interest rate changes at December 31, 1998. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $5 million. This calculation uses projected asset cash flows, discounted back to December 31, 1998. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 5.27% to 7.16%.


                          Projected Cash Flows by Calendar Year ($millions)
                                                                                  Undiscounted
                           1999     2000     2001     2002     2003    Thereafter   Total           Fair
                                                                                                    Value

Benchmark                  6        11       5        5        9         74          110             77
Interest Rates up 1%       6        10       5        5        9         79          114             72

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


Date:  April 29, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/   William T. McCallum                                        April 29, 1999
William T. McCallum
Chairman, President and Chief Executive Officer
and a Director


/s/   Mitchell T.G. Graye                                        April 29, 1999
Mitchell T.G. Graye
Executive Vice President and Chief Financial Officer


/s/   Glen R. Derback                                            April 29, 1999
Glen R. Derback
Vice President and Treasurer

Signature and Title                                              Date


/s/   Marcia D. Alazraki *                                       April 29, 1999
------------------------
Marcia D. Alazraki, Director


/s/   James Balog *                                              April 29, 1999
James Balog, Director


/s/   James W. Burns *                                           April 29, 1999
--------------------
James W. Burns, Director


/s/   Paul Desmarais, Jr. *                                      April 29, 1999
-------------------------
Paul Desmarais, Jr., Director


/s/   Robert Gratton *                                           April 29, 1999
Robert Gratton, Director


/s/   N. Berne Hart *                                            April 29, 1999
-------------------
N. Berne Hart, Director


/s/   Stuart Z. Katz *                                           April 29, 1999
--------------------
Stuart Z. Katz, Director


/s/   Brian E. Walsh *                                           April 29, 1999
--------------------
Brian E. Walsh, Director


*  By:  /s/   D. Craig Lennox                                    April 29, 1999
        ---------------------
          D. Craig Lennox
          Attorney-in-fact pursuant to filed Powers of Attorney.