Form 10-Q
period 1999-03-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-05-14
CIK 1036213

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   (Mark One)
          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
         ==============================================================

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from to
             ========================== ===========================

                        Commission file number 333-25269
          ============================================================

            FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (Exact
                 name of registrant as specified in its charter)

                               New York 93-1225432
=============================================== ================================

(State or other jurisdiction of incorporation (I.R.S. Employer Identification Number) or organization)

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

Yes          X      No
          =========         =========

As of March 31, 1999, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                              13
                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income                                                3

                        Balance Sheets                                                      4

                        Statements of Cash Flows                                            5

                        Notes to Financial Statements                                       6

               Item 2   Management's Discussion and Analysis of Financial                   7
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                  10

               Item 5   Other Information                                                  10

               Item 6   Exhibits and Reports on Form 8-K                                   10

               Signatures                                                                  10

















PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                  1999              1998
                                                            -----------------  ----------------
REVENUES:
  Premium and fee income                                  $        345       $         24
  Net investment income                                          1,286                 85
  Realized gains (losses) on investments                           (21)
                                                            -----------------  ----------------
                                                                 1,610                109
                                                            -----------------  ----------------
BENEFITS AND EXPENSES:
  Interest paid or credited to contractholders                   1,190                  1
  General and administrative expenses                              368                 90
                                                            -----------------  ----------------

                                                                 1,558                 91
                                                            -----------------  ----------------

INCOME BEFORE INCOME TAXES                                          52                 18

PROVISION FOR INCOME TAXES:
   Current                                                         280                 27
   Deferred                                                       (258)               (19)
                                                            -----------------  ----------------

                                                                    22                  8
                                                            -----------------  ----------------

NET INCOME                                                $         30       $         10
                                                            =================  ================




















See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                --------------   --------------
ASSETS                                                           (Unaudited)

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $14,395 and $15,044)                      $        14,284  $        14,500
       Available-for-sale, at fair value
       (amortized cost $63,205 and $63,321)                           63,253           65,154
    Short-term investments, available-for-sale
       (cost approximates fair value)                                                     699
                                                                --------------   --------------

      Total Investments                                               77,537           80,353

Cash                                                                   6,620              705
Reinsurance receivable                                                   149              123
Deferred policy acquisition costs                                      1,381              381
Investment income due and accrued                                        735              695
Due from Parent Corporation                                              383
Other assets                                                              20               19
Deferred income taxes                                                  1,618              983
Separate account assets                                               27,267           23,836
                                                                --------------   --------------

TOTAL ASSETS                                                 $       115,710  $       107,095
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $        70,258  $        64,320
    Policy and contract claims                                           125              125

GENERAL LIABILITIES:
    Due to Parent Corporation                                                           2,077
    Other liabilities                                                  2,083               95
    Separate account liabilities                                      27,267           23,836
                                                                --------------   --------------

      Total Liabilities                                               99,733           90,453
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                             2,500            2,500
    Additional paid-in capital                                        12,600           12,600
    Accumulated other comprehensive income                                22              717
    Retained earnings                                                    855              825
                                                                --------------   --------------

      Total Stockholder's Equity                                      15,977           16,642
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       115,710  $       107,095
                                                                ==============   ==============


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $           30  $          10
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                         14             (7)
       Realized gains on disposal of investments                           21
       Deferred income taxes                                             (258)           (19)
    Changes in assets and liabilities:
        Accrued interest and other receivables                            (40)           (66)
        Life insurance and annuity reserves                             1,383
        Reinsurance recoverable                                           (26)
        Other, net                                                      1,698           (242)
                                                                  -------------   -------------
                 Net cash provided by (used in) operating               2,822           (324)
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                    216
      Available-for-sale                                                5,215
Purchases of investments:
    Fixed maturities:
      Available-for-sale                                               (4,435)            (5)
                                                                  -------------   -------------

                 Net cash provided by (used in) investing                 996             (5)
activities
                                                                  -------------   -------------


FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                                4,557
   Due to Parent Corporation                                           (2,460)           (129)
                                                                  -------------   -------------

              Net cash provided by (used in) financing                  2,097            (129)
activities
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                         5,915            (458)

CASH, BEGINNING OF YEAR                                                   705           1,648
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $        6,620  $        1,190
                                                                  =============   =============







See notes to financial statements.

1.      BASIS OF PRESENTATION

        First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation or GWL&A). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

        The financial statements and related notes of First Great-West Life & Annuity Insurance Company (the Company) have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1998.

        Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This Statement is effective for the Company beginning January 1, 2000, and earlier adoption is encouraged. The Company has not adopted this Statement as of March 31, 1999. Management has not determined the impact of the Statement on the Company's financial position or results of operations.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
     Operating Summary (Thousands)                                1999              1998
                                                            ----------------- -----------------

     Premiums and fee income                              $       345        $       24
     Net investment income                                      1,286                85
     Realized (losses) on investments                             (21)
                                                            ----------------- -----------------
          Total Revenues                                        1,610               109

     Total benefits and expenses                                1,558                91
     Income tax expense                                            22                 8
                                                            ================= =================
          Net income                                      $        30        $       10
                                                            ================= =================

     Deposits for investment-type contracts               $     4,725        $        -
     Deposits to separate accounts                              2,473              3,500

                                                               March 31,        December 31,
     Balance Sheet (Thousands)                                    1999              1998
                                                            ----------------- -----------------

     Investment assets                                    $    77,537        $    80,353
     Separate account assets                                   27,267             23,836
     Total assets                                             115,710            107,095
     Total policyholder liabilities                            70,383             64,445
     Total shareholder's equity                                15,977             16,642

        GENERAL

        The following discussion addresses the financial condition of the Company as of March 31, 1999, compared with December 31, 1998, and its results of operations for the three months ended March 31, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year-ended December 31, 1998 to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income increased $20 thousand or 200% for the first three months of 1999 when compared to the first three months of 1998. This increase was primarily due to higher net investment income on surplus.

        During the second quarter of 1998, the Company received approval from the New York Department of Insurance to market its Bank Owned Life Insurance ("BOLI") product. This approval resulted in BOLI deposits during the second half of 1998 of $62.5 million. Additionally, the Company received a capital contribution of $8.6 million during the second half of 1998. The combination of these activities resulted in a large increase in invested assets in the second half of 1998, which in turn increased net investment income significantly in the first quarter of 1999 ($1.2 million at March 31, 1999 versus $85 thousand at March 31,
        1998).

        Premiums and fee income increased $321 thousand for the first three months of 1999 when compared to the first three months of 1998, which is due to increased premiums and fees related to BOLI products.

        Net investment income increased $1.2 million, primarily due to BOLI sales as well as a capital infusion from GWL&A of $8.6 million in December 1998.

        The Company had a realized investment loss of $21 thousand during the first three months of 1999. The increase in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $21 thousand.

        Total benefits and expenses have increased primarily due to interest paid or credited to BOLI policyholders ($1.2 million in 1999 versus $2 thousand in 1998). Expenses have also increased as the Company matures and additional costs are incurred to administer the additional sales.

        GENERAL ACCOUNT INVESTMENTS

        The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                    March 31,           December 31,
                   Credit Rating                       1999                 1998
        -------------------------------------   -------------------  -------------------

        AAA                                             62.5%              62.7%
        AA                                               6.5%               6.5%
        A                                                6.1%              13.1%
        BBB                                             24.9%              17.7%
                                                ===================  ===================
                       TOTAL                           100.0%             100.0%
                                                ===================  ===================

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

        During the three months ended March 31, 1999, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $695 thousand.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $6.6 million and $1.4 million as of March 31, 1999 and December 31, 1998, respectively.

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

        Great-West Life & Annuity Insurance Company ("GWL&A") provides all administrative services to the Company. GWL&A has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems), and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. GWL&A is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all Company systems by October 31, 1999.

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

        As of March 31, 1999, GWL&A had completed impact analysis (phase 1) and solution planning (phase 2) for all of its core systems and was 99% complete for phases 1 and 2 with respect to its systems as a whole. In addition, GWL&A was approximately 95% complete with respect to conversion and renovation (phase 3), 88% complete with respect to testing (phase 4), and 86% complete with respect to implementation (phase 5).

        In addition to ensuring that GWL&A's own systems are Y2K compliant, GWL&A has identified third parties with which GWL&A has significant business relationships in order to assess the potential impact on GWL&A of the third parties' Y2K issues and plans. As of March 31, 1999, GWL&A had completed most of this assessment process. GWL&A will continue to investigate third party readiness and will conduct system testing with selected third parties throughout 1999. GWL&A does not have control over these third parties and cannot make any representations as to what extent GWL&A's and the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by GWL&A, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to GWL&A's financial condition or results of operations. GWL&A has spent approximately $11.3 million on its Y2K project through the end of March 1999 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from GWL&A's cash flow from operations. GWL&A has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 1.  LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 5.  OTHER INFORMATION

        On April 30, 1999, Great-West Life & Annuity Insurance Company made a capital contribution to the Company of $16,000,000 to support the Company's projected individual and group health and life business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Index to Exhibits

                 Exhibit Number       Title                    Page
                 ----------------     ---------------------    --------------

                 27                   Financial Data           11
                               Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the first quarter of 1999.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:      May 14, 1999                BY:     Glen R. Derback
                                       /s/
           ---------------------------         ------------------------------------------------
                                               Glen R. Derback, Vice President & Treasurer
                                               (Duly authorized officer & chief accounting
                                               officer)
