Form 10-Q
period 1999-06-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-08-12
CIK 1036213

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from to

Commission file number 333-25269

            FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY (Exact
                 name of registrant as specified in its charter)

                               New York 93-1225432
         (State or other jurisdiction of incorporation or organization)
                     (I.R.S. Employer Identification Number)

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

Yes          X      No

As of June 30, 1999, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                            - 2 -
                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income                                                3

                        Balance Sheets                                                      4

                        Statements of Cash Flows                                            5

                        Notes to Financial Statements                                       6

               Item 2   Management's Discussion and Analysis of Financial                   7
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                  11

               Item 6   Exhibits and Reports on Form 8-K                                   12

               Signatures                                                                  12



PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)

(Unaudited)
                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                   -----------------------------   ----------------------------
                                       1999           1998             1999           1998
                                   -------------  --------------   -------------   ------------
REVENUES:
  Premium and fee income        $          (1)  $         31    $         344   $          55
  Net investment income                 1,529            713            2,815             798
  Realized gains (losses) on
    investments                                          (16)             (21)            (16)
                                   -------------  --------------   -------------   ------------

                                        1,528            728            3,138             837
                                   -------------  --------------   -------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy                    18             45               18              45
benefits
  Interest paid or credited to
    contractholders                       904             91            2,094              92
  General and administrative
    expenses                              111             39              479             129
                                   -------------  --------------   -------------   ------------

                                        1,033            175            2,591             266
                                   -------------  --------------   -------------   ------------
INCOME BEFORE INCOME
TAXES                                     495            553              547             571

PROVISION FOR
INCOME TAXES:
   Current                                (72)         1,212              208           1,239
   Deferred                               279           (979)              21            (998)
                                   -------------  --------------   -------------   ------------

                                          207            233              229             241
                                   -------------  --------------   -------------   ------------

NET INCOME                      $         288   $        320    $         318   $         330
                                   =============  ==============   =============   ============










See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS

(Dollars in thousands except for share information)

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                --------------   --------------
ASSETS                                                           (Unaudited)

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $29,749 and $15,044)                      $        30,227  $        14,500
       Available-for-sale, at fair value
       (amortized cost $68,035 and $63,321)                           66,118           65,154
    Short-term investments, available-for-sale
       (cost approximates fair value)                                                     699
                                                                --------------   --------------

      Total Investments                                               96,345           80,353

Cash                                                                     845              705
Reinsurance receivable                                                   224              123
Deferred policy acquisition costs                                      2,180              381
Investment income due and accrued                                        837              695
Due from Parent Corporation                                               36
Other assets                                                             405               19
Deferred income taxes                                                  1,752              983
Current income taxes                                                     299
Separate account assets                                               32,382           23,836
                                                                --------------   --------------

TOTAL ASSETS                                                 $       135,305  $       107,095
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $        71,240  $        64,320
    Policy and contract claims                                           150              125

GENERAL LIABILITIES:
    Due to Parent Corporation                                                           2,077
    Other liabilities                                                     40               95
    Separate account liabilities                                      32,382           23,836
                                                                --------------   --------------

      Total Liabilities                                              103,812           90,453
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                             2,500            2,500
    Additional paid-in capital                                        28,600           12,600
    Accumulated other comprehensive income                              (750)             717
    Retained earnings                                                  1,143              825
                                                                --------------   --------------

      Total Stockholder's Equity                                      31,493           16,642
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       135,305  $       107,095
                                                                ==============   ==============

See notes to financial statements.




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $          318  $         330
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                         28            (16)
       Realized losses on disposal of investments                          21             16
       Deferred income taxes                                               21           (997)
    Changes in assets and liabilities:
        Accrued interest and other receivables                           (142)          (309)
        Life insurance and annuity reserves                             2,202            137
        Reinsurance recoverable                                          (101)
        Other, net                                                     (1,046)        12,713
                                                                  -------------   -------------
                 Net cash provided by (used in) operating               1,301         11,874
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                    273
      Available-for-sale                                                5,372         67,973
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                (16,000)
      Available-for-sale                                               (9,436)      (134,550)
                                                                  -------------   -------------

                 Net cash provided by (used in) investing             (19,791)       (66,577)
activities
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                                4,743          49,974
   Due to Parent Corporation                                           (2,113)           (220)
   Capital contributions                                               16,000           8,600
                                                                  -------------   -------------

              Net cash provided by (used in) financing                 18,630          58,354
activities
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                           140           3,651

CASH, BEGINNING OF YEAR                                                   705           1,648
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $          845  $        5,299
                                                                  =============   =============




See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
(Amounts in Thousands)
(Unaudited)

1.      BASIS OF PRESENTATION

        First Great-West Life & Annuity Insurance Company (the "Company") is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the "Parent Corporation" or "GWL&A"). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

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

        Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During the second quarter, the Financial Accounting Standards Board delayed the effective date of this Statement for one year, to fiscal years beginning after June 15, 2000. Earlier adoption is encouraged. The Company has not adopted this Statement as of June 30, 1999. Management has not determined the impact of the Statement on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               Three Months Ended             Six Months
                                                                                Ended
                                                    June 30,                   June 30,
                                             -----------------------    -----------------------
     Operating Summary (Thousands)             1999         1998          1999         1998
                                             ----------   ----------    ----------  -----------

     Premiums and fee income              $        (1) $       31   $        344  $       55
     Net investment income                      1,529         713          2,815         798
     Realized (losses) on investments                         (16)           (21)        (16)
                                             ----------   ----------    ----------  -----------
          Total revenues                        1,528         728          3,138         837

     Total benefits and expenses                1,033         175          2,591         266
     Income tax expense                           207         233            229         241
                                             ==========   ==========    ==========  ===========
          Net income                      $       288  $      320   $        318  $      330
                                             ==========   ==========    ==========  ===========

     Deposits for investment-type
       contracts                          $         -  $   50,000   $      4,725  $   50,000
     Deposits to separate accounts               4,017      4,146          6,490       7,646

                                                              June 30,          December 31,
     Balance Sheet (Thousands)                                  1999                1998
                                                           ----------------   ------------------

     Investment assets                                 $      96,345       $      80,353
     Separate account assets                                  32,382              23,836
     Total assets                                            135,305             107,095
     Total policyholder liabilities                           71,390              64,445
     Total shareholder's equity                               31,493              16,642

        GENERAL

        The following discussion addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the three and six months ended June 30, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year-ended December 31, 1998, to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income decreased $32 thousand or 10% and $12 thousand or 4% for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. This decrease was primarily due to increased expenses associated with the growth and further development of the Company.

        During the second quarter of 1998, the Company received approval from the New York Department of Insurance to market its Bank Owned Life Insurance ("BOLI") product. This approval resulted in BOLI deposits during the second half of 1998 of $62.5 million. Additionally, the Company received a capital contribution of $8.6 million and $16.0 million during the second half of 1998 and first half of 1999. The combination of these activities resulted in a large increase in invested assets in the second half of 1998 and first half of 1999, which in turn increased net investment income significantly. The $16.0 million capital infusion is related to the Company's acquisition by reinsurance of the group life and health business of Anthem Health & Life Insurance Company of New York, anticipated to become effective in the third quarter of 1999.

        Premiums and fee income increased (decreased) $(32) thousand and $289 thousand for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998. The decrease for the second quarter is due to a reinsurance premium of $62 thousand paid on BOLI during 1999. The year to date increase is due to increased fees and premiums from separate accounts and BOLI products.

        Net investment income increased $816 thousand and $2.0 million for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998, primarily due to BOLI sales as well as a capital infusion from GWL&A of $8.6 million in December 1998 and $16.0 million in 1999.

        The Company had a realized investment loss of $21 thousand during the first six months of 1999. The increase in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $21 thousand.

        Total benefits and expenses have increased primarily due to interest paid or credited to BOLI policyholders ($1.8 million in 1999 versus $87 thousand in 1998). Expenses have also increased as the Company matures and additional costs are incurred to administer the additional business being written.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                     June 30,           December 31,
                   Credit Rating                       1999                 1998
        -------------------------------------   -------------------  -------------------

        AAA                                             61.5%              62.7%
        AA                                               9.1%               6.5%
        A                                                4.7%              13.1%
        BBB                                             24.7%              17.7%
                                                ===================  ===================
                       TOTAL                           100.0%             100.0%
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

        During the six months ended June 30, 1999, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $1.4 million.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $845 thousand and $1.4 million as of June 30, 1999 and December 31, 1998, respectively.

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

        Great-West Life & Annuity Insurance Company ("GWL&A") provides all administrative services to the Company. GWL&A has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems), and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. GWL&A is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by June 30, 1999 and full Y2K compliance for all GWL&A systems by October 31, 1999.

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

        As of June 30, 1999, GWL&A is essentially Y2K ready (99% complete for all phases). Only five minor systems require additional work, and that work will be completed by October 1, 1999.

        In addition to ensuring that GWL&A's own systems are Y2K compliant, GWL&A has identified third parties with which GWL&A has significant business relationships in order to assess the potential impact on GWL&A of the third parties' Y2K issues and plans. As of June 30, 1999, GWL&A had completed most of this assessment process. GWL&A will continue to investigate third party readiness and will conduct system testing with third parties throughout 1999. GWL&A does not have control over these third parties and cannot make any representations as to what extent GWL&A's and the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by GWL&A, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to GWL&A's financial condition or results of operations. GWL&A has spent approximately $12.5 million on its Y2K project through the end of June 30, 1999 and expects to spend up to approximately $15.3 million on its Y2K project. All of these funds will come from GWL&A's cash flow from operations. GWL&A has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on GWL&A's or the Company's financial condition or results of operations.

        The most reasonably likely worst case Y2K scenario is that GWL&A will experience isolated internal or third party computer failures and will be temporarily unable to process insurance and annuity benefit transactions. All of GWL&A's Y2K efforts have been designed to prevent such an occurrence. However, if GWL&A identifies internal or third party Y2K issues which cannot be timely corrected, there can be no assurance that GWL&A can avoid Y2K problems or that the cost of curing the problem will not be material.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        Exhibit Number      Title                     Page
        ----------------    ---------------------     -------------

        27                  Financial Data            13
                            Schedule

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: August 12, 1999     BY: /s/     Glen R. Derback
                             --------------------------------------------------
                          Glen R. Derback, Vice President and Treasurer
                          (Duly authorized officer and chief accounting officer)

Exhibit 27                                     Financial Data Schedule


First Great-West Life & Annuity Insurance Company as of and for the period ended
June 30, 1999 (000s)
------------------------------------------------------------------------------------------------

Fixed Maturities Available-for-Sale                                                     66,118
Fixed Maturities Held-to-Maturity - Carrying Value                                      30,227
Fixed Maturities Held-to-Maturity - Market Value                                        29,749
Investment in Equity Securities
Mortgage Loans on Real Estate
                                                                                    ------------
Total Investments                                                                       96,345

Cash and Cash Equivalents                                                                  845
Reinsurance Recoverable on Paid Losses                                                     224
Deferred Policy Acquisition Costs                                                        2,180
                                                                                    ------------
Total Assets                                                                           135,305

Policy Liabilities - Future Benefits, Losses, Claims                                    71,390
Policy Liabilities - Unearned Premiums
Policy Liabilities - Other Claims and Benefits
Other Policyholder Funds
Notes Payable, Bonds, Mortgages, and Similar Debt
Preferred Stocks Mandatory Redemption
Preferred Stocks - Not Mandatory
Common Stock                                                                             2,500
Other Stockholder's Equity                                                              28,993
                                                                                    ------------
Total Liabilities and Stockholder's Equity                                             135,305

Premiums and Fee Income                                                                    344
Net Investment Income                                                                    2,815
Realized Investment Gains and Losses                                                       (21)
Other Income
Benefits, Claims, Losses, and Settlement Expenses                                        2,112
Underwriting Acquisition and Insurance Expenses - Amortization of Deferred
Policy Acq. Costs
Underwriting Acquisition and Insurance Expense - Other                                     479
Income or Loss Before Income Taxes                                                         547
Income Tax Expense                                                                         229
Income/Loss Continuing Operations                                                          318
Discontinued Operations
Extraordinary Items
Cumulative Effect - Changes in Accounting Principles
Net Income or Loss                                                                         318
Earnings Per Share - Primary                                                               N/A
Earnings Per Share - Fully Diluted                                                         N/A

