Form 10-Q
period 1999-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 1999-11-15
CIK 1036213

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes          X      No

As of September 30, 1999, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                     - 13 -
                                TABLE OF CONTENTS



                                                                                         Page
                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income                                                3

                        Balance Sheets                                                      4

                        Statements of Cash Flows                                            5

                        Notes to Financial Statements                                       6

               Item 2   Management's Discussion and Analysis of Financial                   7
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                  12

               Item 6   Exhibits and Reports on Form 8-K                                   12

               Signatures                                                                  12






PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)

(Unaudited)
                                        Three Months Ended              Nine Months Ended
                                          September 30,                   September 30,
                                   -----------------------------   ----------------------------
                                       1999           1998             1999           1998
                                   -------------  --------------   -------------   ------------
REVENUES:
  Premium and fee income        $          67   $         39    $         411   $          94
  Net investment income                 1,653          1,280            4,468           2,078
  Realized gains (losses) on
    investments                             0             90              (21)             74
                                   -------------  --------------   -------------   ------------

                                        1,720          1,409            4,858           2,246
                                   -------------  --------------   -------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy                    11             30               29              75
benefits
  Interest paid or credited to
    contractholders                     1,208            737            3,302             829
  General and administrative
    expenses                              238            159              717             288
                                   -------------  --------------   -------------   ------------

                                        1,457            926            4,048           1,192
                                   -------------  --------------   -------------   ------------
INCOME BEFORE INCOME
TAXES                                     263            483              810           1,054

PROVISION FOR
INCOME TAXES:
   Current                                 72            483              280           1,722
   Deferred                                 2           (283)              23          (1,281)
                                   -------------  --------------   -------------   ------------

                                           74            200              303             441
                                   -------------  --------------   -------------   ------------

NET INCOME                      $         189   $        283    $         507   $         613
                                   =============  ==============   =============   ============





See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in thousands except for share information)

                                                    September 30,   December 31,
                                                        1999             1998
                                                    --------------  ------------
ASSETS                                               (Unaudited)

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $29,351 and $15,044)                   30,139  $     14,500
       Available-for-sale, at fair value
       (amortized cost $67,854 and $63,321)               65,266        65,154
    Short-term investments, available-for-sale
       (cost approximates fair value)                      7,197           699
                                                    --------------  ------------

      Total Investments                                  102,602        80,353

Cash                                                         658           705
Reinsurance receivable                                       167           123
Deferred policy acquisition costs                          2,474           381
Investment income due and accrued                          1,174           695
Other assets                                                   3            19
Deferred income taxes                                      1,892           983
Current income taxes                                         226
Separate account assets                                   32,958        23,836
                                                    --------------  ------------

TOTAL ASSETS                                             142,154  $    107,095
                                                    ==============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                       72,391  $     64,320
    Policy and contract claims                               175           125

GENERAL LIABILITIES:
    Due to Parent Corporation                                151         2,077
    Other liabilities                                      5,059            95
    Separate account liabilities                          32,958        23,836
                                                    --------------  ------------

      Total Liabilities                                  110,734        90,453
                                                    --------------  ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                 2,500         2,500
    Additional paid-in capital                            28,600        12,600
    Accumulated other comprehensive income                (1,012)          717
    Retained earnings                                      1,332           825
                                                    --------------  ------------

      Total Stockholder's Equity                          31,420        16,642
                                                    --------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               142,154  $    107,095
                                                    ==============  ============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      1999            1998
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $          507  $         613
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                         46            (16)
       Realized losses on disposal of investments                          21            (73)
       Deferred income taxes                                               23         (1,281)
    Changes in assets and liabilities:
        Accrued interest and other receivables                           (479)          (586)
        Life insurance and annuity reserves                             3,816            904
        Reinsurance recoverable                                           (44)
        Other, net                                                      4,421          2,672
                                                                  -------------   -------------
                 Net cash provided by (used in) operating               8,311          2,233
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                    359
      Available-for-sale                                                5,537         73,261
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                (16,000)       (14,500)
      Available-for-sale                                              (16,633)      (126,208)
                                                                  -------------   -------------

                 Net cash provided by (used in) investing             (26,737)       (67,447)
activities
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                                4,305          62,502
   Due to Parent Corporation                                           (1,926)          1,937
   Capital contributions                                               16,000           8,600
                                                                  -------------   -------------

              Net cash provided by (used in) financing                 18,379          73,039
activities
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                           (47)          7,825

CASH, BEGINNING OF YEAR                                                   705           1,648
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $          658  $        9,473
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

        Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

                                                  Three Months               Nine Months
                                                     Ended                      Ended
                                                 September 30,              September 30,
                                             -----------------------    -----------------------
     Operating Summary (Thousands)             1999         1998          1999         1998
                                             ----------   ----------    ----------  -----------

     Premiums and fee income              $        67  $       39   $        411  $       94
     Net investment income                      1,653       1,280          4,468       2,078
     Realized (losses) on
       investments                                             90            (21)         74
                                             ----------   ----------    ----------  -----------
          Total revenues                        1,720       1,409          4,858       2,246

     Total benefits and expenses                1,457         926          4,048       1,192
     Income tax expense                            74         200            303         441
                                             ==========   ==========    ==========  ===========
          Net income                      $       189  $      283   $        507  $      613
                                             ==========   ==========    ==========  ===========

     Deposits for investment-type
       contracts                          $            $   12,528   $      4,725  $   62,528
     Deposits to separate accounts               1,855      3,765          8,345      11,411

                                                          September 30,        December 31,
     Balance Sheet (Thousands)                                 1999                1998
                                                         -----------------   ------------------

     Investment assets                               $        102,602     $        80,353
     Separate account assets                                   32,958              23,836
     Total assets                                             142,154             107,095
     Total policyholder liabilities                            72,566              64,445
     Total stockholder's equity                                31,420              16,642

        GENERAL

        The following discussion addresses the financial condition of the Company as of September 30, 1999, compared with December 31, 1998, and its results of operations for the three and nine months ended September 30, 1999, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year-ended December 31, 1998, to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income decreased $94 thousand or 33% and $106 thousand or 17% for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. This decrease was primarily due to increased expenses associated with the growth and further development of the Company.

        During the second quarter of 1998, the Company received approval from the New York Department of Insurance to market its Bank Owned Life Insurance ("BOLI") product. This approval resulted in BOLI deposits during the second half of 1998 of $62.5 million.

        During 1999, the Company has received BOLI deposits of $4.7 million. The large deposits in 1998 related to only two cases. The Company continues to market its BOLI product. Additionally, the Company received a capital contribution of $8.6 million and $16.0 million during 1998 and 1999, respectively. The combination of these activities resulted in a large increase in invested assets at the end of 1998 and during 1999, which in turn increased net investment income significantly. The $16.0 million capital infusion is related to the Company's acquisition by reinsurance of the group life and health business of Anthem Health & Life Insurance Company of New York, anticipated to become effective in the fourth quarter of 1999.

        Premiums and fee income increased $28 thousand and $317 thousand for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998. The increase is due to increased fees and premiums from separate accounts and BOLI products.

        Net investment income increased $373 thousand and $2.4 million for the third quarter and nine months of 1999 when compared to the third quarter and nine months of 1998, primarily due to BOLI sales, as well as a capital infusion from GWL&A of $8.6 million in December 1998 and $16 million in 1999.

        The Company had a realized investment loss of $21 thousand during the nine months of 1999. The increase in interest rates in 1999 resulted in losses on sales of fixed maturities totaling $21 thousand.

        Total benefits and expenses have increased primarily due to interest paid or credited to BOLI policyholders ($3.3 million in 1999 versus $.8 million in 1998). Expenses have also increased as the Company matures and additional costs are incurred to administer the additional business being written.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                     September 30,         December 31,
                   Credit Rating          1999                 1998
        ----------------------------------------------  -------------------

        AAA                                61.5%              62.7%
        AA                                  9.2%               6.5%
        A                                   4.5%              13.1%
        BBB                                24.8%              17.7%
                                    ==================  ===================
                       TOTAL              100.0%             100.0%
                                    ==================  ===================

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

        During the nine months ended September 30, 1999, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $1.7 million.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $7.9 million and $1.4 million as of September 30, 1999 and December 31, 1998, respectively.

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

        Great-West Life & Annuity Insurance Company ("GWL&A") provides all administrative services to the Company. GWL&A has a written plan that encompasses all computer hardware, software, networks, facilities (embedded systems), and telephone systems. The plan also includes provisions for identifying and verifying that major vendors and business partners are Y2K compliant. GWL&A is developing contingency plans to address the possibility of both internal and external failures as well. The plan calls for full Y2K compliance for core systems by September 30, 1999 and full Y2K compliance for all GWL&A systems by October 31, 1999.

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

        As of September 30, 1999, we believe that GWL&A is Y2K ready.

        In addition to ensuring that GWL&A's own systems are Y2K compliant, GWL&A has identified third parties with which GWL&A has significant business relationships in order to assess the potential impact on GWL&A of the third parties' Y2K issues and plans. As of September 30, 1999, GWL&A had completed most of this assessment process. GWL&A will continue to investigate third party readiness and will conduct system testing with third parties throughout 1999. GWL&A does not have control over these third parties and cannot make any representations as to what extent GWL&A's and the Company's future operating results may be adversely affected by the failure of any third party to address successfully its own Y2K issues.

        On the basis of currently available information, the expense incurred by GWL&A, including anticipated future expenses, related to the Y2K issue has not and is not expected to be material to GWL&A's financial condition or results of operations. GWL&A has spent approximately $13.6 million on its Y2K project through the end of September 30, 1999 and expects to spend up to approximately $14.8 million on its Y2K project. All of these funds will come from GWL&A's cash flow from operations. GWL&A has continued other scheduled non-Y2K information systems changes and upgrades. Although work on Y2K issues may have resulted in minor delays on the other projects, the delays are not expected to have a material adverse effect on GWL&A's or the Company's financial condition or results of operations.

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
                            Schedule

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE: November 12, 1999    BY: /s/     Glen R. Derback
                    Glen R. Derback, Vice President and Treasurer
                    (Duly authorized officer and chief accounting officer)