Form 10-K
period 1999-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-03-30
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of December 31, 1999, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS

                                                                        Page

PART I

Item 1.      Business........................................................................................
                  A.  Organization and Corporate Structure...................................................
                  B.  Business of the Company ...............................................................
                  C.  Employee Benefits .....................................................................
D.       Financial Services..................................................................................
E.       Investments
                  F.  Regulation.............................................................................
                  G.  Ratings................................................................................
                  H.  Miscellaneous..........................................................................
Item 2.      Properties......................................................................................
Item 3.      Legal Proceedings...............................................................................
Item 4.      Submission of Matters to a Vote of Security Holders.............................................

PART II

Item 5.      Market for Registrant's Common Equity and Related

             Stockholder Matters.............................................................................
                  A.  Equity Security Holders and Market Information.........................................
                  B.  Dividends..............................................................................
Item 6.      Selected Financial Data.........................................................................
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................
                  A.  Company Results of Operations..........................................................
                  B.  Employee Benefits Results of Operations................................................
                  C.  Financial Services Results of Operations...............................................
                  D.  Investments............................................................................
                  E.  Liquidity and Capital Resources........................................................
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......................................
Item 8.      Financial Statements and Supplementary Data.....................................................

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................................................

PART III

Item 10.     Directors and Executive Officers of the Registrant..............................................
                  A.  Identification of Directors............................................................
                  B.  Identification of Executive Officers...................................................
Item 11.     Executive Compensation..........................................................................
                  A.  Compensation of Executive Officers.....................................................
                  B.  Compensation of Directors..............................................................
Item 12.     Security Ownership of Certain Beneficial Owners and Management..................................
                  A.  Security Ownership of Certain Beneficial Owners........................................
                  B.  Security Ownership of Management.......................................................
Item 13.     Certain Relationships and Related Transactions..................................................

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................
                  A.  Index to Financial Statements..........................................................
                  B.  Index to Exhibits......................................................................
                  C.  Reports on Form 8-K....................................................................

Signatures

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

Shares of Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.       BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, annuities, and accident and health insurance. The Company became licensed to do business in New York and Iowa in 1997.

The Company operates in the following two business segments:

         Employee Benefits - group life and health products

         Financial Services - savings products for both public and non-profit employers and individuals (including 401, 403(b), 408 and 457 plans), and life insurance products for individuals and businesses

The Company was capitalized on April 4, 1997. The table that follows summarizes premiums and deposits received during the years ended December 31, 1999 and 1998, and during the period April 4, 1997 through December 31, 1997. For further information concerning the Company, see Item 6 (Selected Financial Data), and
Item 8 (Financial Statements and Supplementary Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).


                                                                                                   Period from
                                                                                                  April 4, 1997
                                                                                                       to

         Thousands (1)                                       1999                1998          Dec. 31, 1997
                                                        ----------------    ----------------   --------------------
         Premiums and Fee Income
         Employee Benefits

           Group Life & Health                       $          9,625    $                   $
                                                        ----------------    ----------------   --------------------
              Total Employee Benefits                           9,625
                                                        ----------------    ----------------   --------------------
         Financial Services

           Savings                                                254                 139                    21
           Individual Insurance                                   (43)                (61)
                                                        ----------------    ----------------   --------------------
              Total Financial Services                            211                  78                    21
                                                        ----------------    ----------------   --------------------
           Fee Income                                $          9,836    $             78    $               21
                                                        ================    ================   ====================
         Deposits for Investment-type
         Contracts:

           Financial Services                        $         20,000    $         62,528    $               84
                                                        ----------------    ----------------   --------------------
              Total Investment-type

                deposits                             $         20,000    $         62,528    $               84
                                                        ================    ================   ====================
         Deposits to Separate
         Accounts

           Financial Services                        $          9,389    $         12,776    $            9,121
                                                        ----------------    ----------------   --------------------
              Total Separate Accounts

                Deposits                             $          9,389    $         12,776    $            9,121
                                                        ================    ================   ====================

         (1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with generally accepted accounting principles, unless otherwise indicated.

C.       EMPLOYEE BENEFITS

1.       Principal Products

The Employee Benefits segment of the Company provides a full range of employee benefits products. The Company began operating in this segment as of December 1, 1999 by entering into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York ("AH&L NY"), to acquire a block of life and health insurance business. The business primarily consists of administration services only and stop loss policies. In 2000, the Company will commence writing new employee benefits business.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed care programs, and flexible spending accounts. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration. The Company intends to begin marketing 401(k) savings plans in 2000 to complement its group life and health products.

The Company offers a choice of managed care products including Preferred Provider Organization ("PPO") plans and Point of Service ("POS") plans. POS plans require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their health care. Members can seek care outside of the primary physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the in-network POS plan.

PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of the service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits.

The Company offers Internal Revenue Code Section 125 plans which enable participants to set aside pre-tax dollars to pay for unreimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. Group life insurance in force prior to reinsurance ceded for the year ended December 31, 1999 totaled $1.1 million.

2.       Method of Distribution

The Company distributes its products and services through affiliated sales staff. Each sales office works with insurance brokers, agents, and consultants in their local market.

3.       Competition

The employee benefits industry is highly competitive. Over the past year, the United States health care industry has experienced a number of mergers and consolidations. A number of larger carriers dropped out of the group health market entirely. Although there are still many different carriers in the marketplace, it has become dominated by an increasingly smaller number of carriers.

The highly competitive marketplace creates pricing pressures, which encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they want to offer product choices because employee needs differ. In many cases, it is more cost-effective and efficient for an employer to contract with a carrier such as the Company, which offers multiple product lines and centralized administration.

In addition to price, there are a number of other factors, which influence employer decision-making. These factors include quality of service; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

4.       Reserves

For group term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). Reserves for long-term disability products are established for lives currently in payment status using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for lives that have not satisfied their waiting period and for claims that have been incurred but not reported.

For medical, dental, and vision insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, and pay expected death surrender requests.

5.       Reinsurance

The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The maximum amount of group life insurance retained on any one life is $250 thousand.

D.       FINANCIAL SERVICES

1.       Principal Products

The Financial Services segment primarily markets products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses.

The Company's fixed annuity product is a Guarantee Period Fund, which was established as a non-unitized Separate account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guarantee period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment ("MVA"). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

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

The amount of annuities in-force is measured by account balances. At December 31, 1999, annuity account balances were $119 thousand for fixed annuities and $39.9 million for variable annuities. At December 31, 1998, annuity account balances were $92 thousand for fixed annuities and $23.8 million for variable annuities.

During 1998, the Company began selling life insurance products in the Bank-Owned Life Insurance ("BOLI") market. This interest-sensitive whole life product funds post-retirement benefits for bank employees. BOLI deposits of $20.0 million were received in 1999, representing $329.3 million of life insurance in-force.

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

5.       Reinsurance

The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The Company retains a maximum of $250 thousand of coverage per individual life.

E.       INVESTMENTS

GWL&A manages or administers the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Invested assets under management at year-end 1999 totaled $152.7 million, comprised of $112.8 million of general account assets and $39.9 million of separate account assets. Invested assets under management at year-end 1998 totaled $104.2 million, comprised of $80.4 million of general account assets and $23.8 million of separate account assets.

The invested assets of the Company include a broad range of asset classes, such as public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. The assets of the Company are managed to reflect the underlying characteristics of related insurance products.

The assets of the Company are routinely monitored and evaluated in light of current economic conditions, trends in capital markets and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

F.       REGULATION

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

New York has substantially adopted into law the National Association of Insurance Commissioners' risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 1999 statutory financial reports, the Company has risk-based capital well in excess of that required; however, the Company did fall outside the usual range of some of the ratios due to the start-up nature of its operations.

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

4.       Potential Legislation

United States legislation and administrative developments in various areas, including pension regulation, financial services regulation, health care legislation and the insurance industry could significantly and adversely affect the Company in the future. Congress has from time to time considered legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), changes in the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and changes as to the availability of Section 401(k) for individual retirement accounts.

It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.       RATINGS

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

          Rating Agency                                  Measurement                              Rating
          -------------------------------------------    -------------------------------------    ------------------

          A.M. Best Company                              Financial Condition and Operating        AA+    *
                                                         Performance

          Duff & Phelps Corporation                      Claims Paying Ability                    AAA    *

          Standard & Poor's Corporation                  Financial Strength                       AA      **

          Moody's Investors Service                      Financial Strength                       Aa3    ***

         *     Highest ratings available.
         ** Third highest rating out of 21 rating categories. *** Fourth highest rating out of 21 rating categories.

H.       MISCELLANEOUS

Significant BOLI deposits were received during 1999. Although the Company's BOLI business is comprised of a few customers, which account for the majority of the total deposits, the BOLI contracts allow for no more than 20% surrenders in any given year.

The Company and GWL&A have an  administration  services  agreement whereby GWL&A
administers,   distributes,   and  underwrites  business  for  the  Company  and
administers the Company's investment portfolio.

ITEM 2.  PROPERTIES

The Company leases its home office in Albany, New York.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1999 to a vote of security holders.

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

                                                                                                  For the Period
                                                                                                  from April 4,
                                                                                                 1997 (inception)
                                                                                                     through

        (Dollars in Thousands)                        For the years ended December 31,             December 31
                                                  ------------------------------------------
                                                         1999                   1998                   1997
                                                  -------------------    -------------------    --------------------
        INCOME STATEMENT DATA
        Premium and fee income                $             9,836     $               78     $               21
        Net investment income                               6,278                  3,367                    243
        Realized investment gains                              (6)                    74
                                                  -------------------    -------------------    --------------------
                                                  -------------------    -------------------    --------------------
        Total Revenues                                     16,108                  3,519                    264
                                                  -------------------    -------------------    --------------------
                                                  -------------------    -------------------    --------------------

        Total benefits and expenses                        14,444                  2,124                    213
        Income tax expense                                    641                    603                     18
                                                  -------------------    -------------------    --------------------
        Net Income                            $             1,023     $              792     $               33
                                                  ===================    ===================    ====================

        BALANCE SHEET DATA
           Investment assets                  $           112,799     $           80,353     $            5,381
           Separate account assets                         39,881                 23,836                  9,045
           Total assets                                   171,710                107,095                 16,154
           Total policyholder liabilities                  98,421                 64,445                     84
           Total stockholder's equity                      30,614                 16,642                  6,538

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking  statements.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Management's discussion and analysis of financial condition and results of operations of the Company for the years ended 1999 and 1998 follows.

A.       COMPANY RESULTS OF OPERATIONS

1.       Consolidated Results

The Company's consolidated net income increased $231 thousand in 1999 when compared to the year ended December 31, 1998, reflecting net income in the Employee Benefits segment during 1999, offset by a decrease in the Financial Services segment. The Employee Benefits segment contributed $446 thousand to the improved consolidated results compared to the Financial Services segment, which recorded a $215 thousand decrease. Of total consolidated net income in 1999 and 1998, the Employee Benefits segment contributed 44% and 0%, respectively, while the Financial Services segment contributed 56% and 100%, respectively.

The Employee Benefits segment began operations in 1999 by entering into an assumption reinsurance agreement on December 1, 1999 with AH&L NY to acquire a block of life and health insurance premium. The subsequent operations resulting from this agreement resulted in net income of $446 thousand being recorded in 1999.

The Financial Services net income decreased in 1999 primarily due to realized losses on fixed maturities in 1999 of $6 thousand compared to realized gains in 1998 of $74 thousand and a strengthening of BOLI reserves by $300 thousand.

The Company's consolidated net income increased $759 thousand in 1998 when compared to the year ended December 31, 1997. During 1998 the Company received approval from the New York Department of Insurance to market its BOLI product. The growth in net income in 1998 was primarily due to higher investment income resulting from BOLI sales as well as a capital infusion from GWL&A of $8.6 million in December 1998. The Company's operations during the period April 4, 1997 (inception) to December 31, 1997 were focused on obtaining a New York insurance license (which occurred May 1997), and preliminary marketing activities.

In 1999 total revenues increased $12.6 million to $16.1 million when compared to the year ended December 31, 1998. The growth in revenues in 1999 was comprised of increased premium and fee income of $9.8 million, increased net investment income of $2.9 million and decreased realized gain on investments of $0.1 million. In 1998 total revenues increased $3.2 million to $3.5 million when compared to the year ended December 31, 1997. The growth in revenues in 1998 was comprised of increased net investment income of $3.1 million and increased realized gains on investments of $0.1 million.

The increased premium and fee income in 1999 was comprised of growth in Employee Benefits and Financial Services premium and fee income of $9.6 million and $0.2 million, respectively.

Net investment income grew to $6.3 million and $3.4 million in 1999 and 1998, respectively, from $243 thousand in 1997, primarily due to BOLI sales as well as capital infusions from GWL&A of $16 million and $8.6 million in 1999 and 1998, respectively. The growth in both years was in the Financial Services segment.

Realized investment income from fixed maturities decreased from a realized investment gain of $74 thousand in 1998 to a realized investment loss of $6 thousand in 1999. There were no realized investment gains in 1997. The increase in interest rates in 1999 contributed to fixed maturity losses, while the decrease in interest rates in 1998 resulted in gains on sales of fixed maturities.

Total benefits and expenses increased $12.3 million in 1999 when compared to the year ended December 31, 1998. The Employee Benefits segments contributed $8.9 million of the increase in 1999 compared to the Financial Services segment, which contributed $3.4 million. The increase in total benefits and expenses was $1.9 million in 1998. The increase in Employee Benefits in 1999 reflects the impact of operating in a new segment. The increase in Financial Services in both years related to higher interest credits on BOLI account balances and increased operating expenses associated with growth in the Company's business.

Income tax expense increased $38 thousand in 1999 when compared to the year ended December 31, 1998. Income tax expense increased $585 thousand in 1998 when compared to the year ended December 31, 1997. The increase in income tax expense in 1999 reflected higher net earnings. The increase in income tax expense from 1997 to 1998 reflected higher earnings in 1998 as well as state income taxes. The Company's effective tax rate was 38.5% in 1999 compared to 43.2% in 1998, due to lower state income taxes in 1999. The Company's effective tax rate was 43.2% in 1998 compared to 35% in 1997, due to the inclusion of state income taxes in 1998.

In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts and deposits to separate accounts.

Deposits for investment-type contracts decreased $42.5 million in 1999 when compared to the year ended December 31, 1998, primarily due to BOLI deposits of $62.5 million in 1998 compared to $20.0 million in 1999. Deposits for investment-type contracts increased $62.4 million in 1998 when compared to the year ended December 31, 1997, which represents the BOLI deposits of $62.5 million in 1998. BOLI sales are single premium and very large in nature, and therefore, can vary from year to year.

Deposits for separate accounts decreased $3.4 million in 1999 when compared to the year ended December 31, 1998. Deposits for separate accounts increased $3.7 million in 1998 when compared to the year ended December 31, 1997.

2.       Other Matters

On October 6, 1999, GWL&A entered into an agreement with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. The Allmerica policies resident in the State of New York are expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in force at March 1, 2000 and March 1, 2001.

B.       EMPLOYEE BENEFITS RESULTS OF OPERATIONS

As discussed above, on December 1, 1999, the Employee Benefits segment entered into a reinsurance transaction with AH&L NY. The results below reflect the operations for the Employee Benefits segment for the month of December:

                                                                                                  For the Period
                                                                                                  from April 4,
                                                                                                 1997 (inception)
                                                                                                     through

        (Thousands)                                   For the years ended December 31,             December 31
                                                  ------------------------------------------
                                                         1999                   1998                   1997
                                                  -------------------    -------------------    --------------------
        INCOME STATEMENT DATA
        Premium and fee income                $             9,625     $                      $
        Net investment income
        Realized investment gains

                                                  -------------------    -------------------    --------------------
                                                  -------------------    -------------------    --------------------
        Total Revenues                                      9,625
                                                  -------------------    -------------------    --------------------
                                                  -------------------    -------------------    --------------------

        Policyholder benefits                               8,378
        Operating expenses                                    506
                                                  -------------------    -------------------    --------------------
        Total benefits and expenses                         8,884
                                                  -------------------    -------------------    --------------------
        Income from operations                                741
        Income tax expense                                    295
                                                  -------------------    -------------------    --------------------
        Net Income                            $               446     $                      $
                                                  ===================    ===================    ====================

In 2000, the Company will build upon the acquisition of the AH&L NY business though new sales and the addition of the Allmerica group life and health business beginning March 1, 2000. The Company also intends to market 401(k) savings plans to customers to complete the overall product offering in the Employee Benefits segment.

C.       FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

         (Thousands)                                                Years Ended December 31,
                                                        -------------------------------------------------
         INCOME STATEMENT                                   1999              1998              1997
                                                        --------------     ------------     -------------
         DATA

          Premium and fee income                     $        211      $          78    $          21
          Net investment income                             6,278              3,367              243
          Realized investment gains (losses)                   (6)                74
                                                        --------------     ------------     -------------
          Total Revenues                                    6,483              3,519              264

          Policyholder benefits                             4,600              1,737                0
          Operating expenses                                  960                387              213
                                                        --------------     ------------     -------------
          Total benefits and expenses                       5,560              2,124              213
                                                        --------------     ------------     -------------
          Income from operations                              923              1,395               51
          Income tax expense                                  346                603               18
                                                        --------------     ------------     -------------
          Net Income                                 $        577      $         792    $          33
                                                        ==============     ============     =============

          Deposits for investment-type
            Contracts                                $     20,000      $      62,528    $          84
          Deposits to separate accounts                     9,389             12,776            9,121


During 1999, the Financial Services segment experienced increased net investment income and increased total benefits and expenses.

Net income for Financial Services decreased $215 thousand in 1999 and increased $759 thousand in 1998. The decrease in 1999 was due primarily to higher benefits related to BOLI products and realized losses on fixed maturities in 1999 compared to realized gains in 1998. The improvement in earnings in 1998 reflected higher earnings from an increased asset base, an increase in investment margins, and larger realized gains on fixed maturities.

Premium and fee income increased $133 thousand in 1999 compared to an increase of $57 thousand in 1998. The increase in 1999 was driven by higher fee income related to growth in the separate accounts.

Deposits for investment type contracts included BOLI deposits of $20.0 million in 1999 compared to $62.5 million in 1998. The large BOLI deposits in the prior year were attributable to one large transaction of $50.0 million. The nature of this type of product leads to large fluctuations from year to year.

Deposits for separate accounts decreased $3.4 million in 1999 to $9.4 million. In 1998 the deposits for separate accounts increased $3.7 million to $12.8 million. The separate account assets have increased by $16.0 million and $14.8 million in 1999 and 1998, respectively, due to the strength of the equity markets in the United States and new deposits.

Net investment income increased $2.9 million in 1999 compared to $3.1 million in 1998 primarily due to BOLI sales as well as capital infusions from GWL&A of $16 million and $8.6 million in 1999 and 1998, respectively.

Total benefits and expenses increased $3.4 million in 1999 compared to $1.9 million in 1998 primarily due to higher interest credits on BOLI balances and increased operating expenses.

In 2000, the Company will focus on improving its Internet capability in the annuity markets.

D.       INVESTMENTS

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

A summary of the Company's general account invested assets follows:

        (Dollars in Thousands)                                                    1999                  1998
                                                                            -----------------     ------------------

        Fixed maturities, available for sale, at fair value             $         74,149      $         65,154
        Fixed maturities, held-to-maturity, at amortized cost                     37,050                14,500
        Short-term investments                                                     1,600                   699
                                                                            -----------------     ------------------
           Total invested assets                                        $        112,799      $         80,353
                                                                            =================     ==================

Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. Private placement investments, which are primarily in the held-to-maturity category, are generally less marketable than publicly traded assets, yet they typically offer covenant protection which allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as:

         Credit Rating                                                             1998                1998
         -------------
                                                                             -----------------    ----------------
         AAA                                                                       57.4%                62.7%
         AA                                                                        11.2                  6.5
         A                                                                         10.1                 13.1
         BBB                                                                       21.3                 17.7
                                                                             -----------------    ----------------
            TOTAL                                                                 100.0%               100.0%

                                                                             =================    ================

E.       LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that are dependent upon the principal product lines currently offered. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported by long-term, fixed income investments.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $7.0 million and $1.4 million as of December 31, 1999 and December 31, 1998, respectively.

As discussed above, the Company and GWL&A have an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has estimated the possible effects of interest rate changes at December 31, 1999. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $5.6 million. This calculation used projected asset cash flows, discounted back to December 31, 1999. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 5.25% to 6.93%.

                                          Projected Cash Flows by Calendar Year ($ millions)

                                                                            There-       Undiscounted        Fair
                       2000       2001       2002      2003       2004      after           Total           Value
                      --------  ---------  --------- ---------  --------- -----------  -----------------  -----------
Benchmark               13           8        8          9         10         112             160             97.5
Interest Rates
  up 1%                 13           8        8          9          9         115             162             91.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Financial Statements for the years ended December 31, 1999 and 1998 and the Independent Auditors' Report thereon.

                           First Great-West Life & Annuity Insurance Company (A wholly-owned subsidiary of
                             Great-West Life & Annuity Insurance Company)
                             -------------------------------------------

                           Financial Statements for the Years Ended December 31, 1999, 1998, and for the period from April 4, 1997 (Inception) to December 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of First Great-West Life & Annuity Insurance Company:

We have  audited the  accompanying  balance  sheets of First  Great-West  Life &
Annuity  Insurance  Company (a  wholly-owned  subsidiary  of  Great-West  Life &
Annuity Insurance Company) as of December 31, 1999 and 1998, and the related statements of income, stockholder's equity, and cash flows for the years then ended and for the period from April 4, 1997 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from April 7, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Denver, Colorado
January 31, 2000

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
===========================================================================================================================
[Dollars in thousands except for share information]

ASSETS                                                                                  1999                1998
------
                                                                                  -----------------   -----------------
INVESTMENTS:
  Fixed maturities:
    Held-to-maturity, at amortized cost
      (fair value $35,335 and $15,044)                                         $            37,050  $           14,500
    Available-for-sale, at fair value
      (amortized cost $77,740 and $63,321)                                                  74,149              65,154
  Short-term investments, available-for-sale (cost
    approximates fair value)                                                                 1,600                 699
                                                                                  -----------------   -----------------
         Total Investments                                                                 112,799              80,353

Cash                                                                                         5,443                 705
Reinsurance receivable                                                                       1,426                 123
Deferred policy acquisition costs                                                            1,702                 381
Investment income due and accrued                                                            1,204                 695
Other assets                                                                                 3,366                  19
Premiums in course of collection                                                               537
Deferred income taxes                                                                        2,050                 983
Due from Parent Corporation                                                                  3,302
Separate account assets                                                                     39,881              23,836
                                                                                  -----------------   -----------------

   TOTAL ASSETS                                                                $           171,710  $          107,095
                                                                                  =================   =================
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
POLICY BENEFIT LIABILITIES:
  Policy reserves                                                              $            93,434  $           64,320
  Policy and contract claims                                                                 4,894                 125
  Policyholder funds                                                                            93
GENERAL LIABILITIES:
  Due to Parent Corporation                                                                                      2,077
  Other liabilities                                                                          2,794                  95
  Separate account liabilities                                                              39,881              23,836
                                                                                  -----------------   -----------------

         Total Liabilities                                                                 141,096              90,453
                                                                                  -----------------   -----------------
COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 10,000 shares
    authorized, 2,500 shares issued, and outstanding                                         2,500               2,500
  Additional paid-in capital                                                                28,600              12,600
  Accumulated other comprehensive income (loss)                                             (2,334)                717
  Retained earnings                                                                          1,848                 825
                                                                                  -----------------   -----------------
         Total Stockholder's Equity                                                         30,614              16,642
                                                                                  -----------------   -----------------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $           171,710  $          107,095
                                                                                  =================   =================
See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE
=================================================================================================================================
PERIOD  FROM  APRIL 4,  1997  (INCEPTION)  TO  DECEMBER  31,  1997  [Dollars  in
thousands]

                                                                 1999                 1998                1997
                                                            ----------------    -----------------   -----------------
REVENUES:

  Premiums and fee income                                $         9,836     $             78     $           21
  Net investment income                                            6,278                3,367                243
  Net realized gains (losses) on investments                          (6)                  74
                                                            ----------------    -----------------   -----------------

                                                                  16,108                3,519                264
                                                            ----------------    -----------------   -----------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                   4,391                   50
  Increase in reserves                                             4,003
  Interest paid or credited to
   Contractholders                                                 4,584                1,687
  General and administrative expenses                              1,466                  387                213
                                                            ----------------    -----------------   -----------------

                                                                  14,444                2,124                213
                                                            ----------------    -----------------   -----------------

INCOME BEFORE INCOME TAXES                                         1,664                1,395                 51

PROVISION FOR INCOME TAXES:
  Current                                                             65                1,920                 71
  Deferred                                                           576               (1,317)               (53)
                                                            ----------------    -----------------   -----------------

                                                                     641                  603                 18
                                                            ----------------    -----------------   -----------------

NET INCOME                                               $         1,023     $            792     $           33
                                                            ================    =================   =================











See notes to financial statements.





FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
=====================================================================================================
FROM APRIL 4, 1997 (INCEPTION) TO DECEMBER 31, 1997 [Dollars in thousands except for share information]

                                                                                       Accumulated

                                                                       Additional         Other
                                                                        Paid-in       Comprehensive       Retained
                                           Shares         Amount        Capital       Income (Loss)       Earnings        Total
                                        -------------  -------------  -------------   ---------------   -------------  -------------

Capital contributions                        2,500   $      2,500   $      4,000   $                 $               $      6,500
  Net income                                                                                                    33             33
  Other comprehensive income                                                                   5                                5
                                                                                                                       -------------
Comprehensive income                                                                                                           38
                                        -------------  -------------  -------------   ---------------   -------------  -------------

BALANCE, DECEMBER 31, 1997                   2,500          2,500          4,000               5                33          6,538
    Net income                                                                                                 792            792
    Other comprehensive income                                                               712                              712
                                                                                                                       -------------
  Comprehensive income                                                                                                      1,504
                                                                                                                       -------------
  Capital contribution                                                     8,600                                            8,600
                                        -------------  -------------  -------------   ---------------   -------------  -------------

BALANCE, DECEMBER 31, 1998                   2,500          2,500         12,600             717               825         16,642
    Net income                                                                                               1,023          1,023
    Other comprehensive income                                                            (3,051)                          (3,051)
(loss)
                                                                                                                       -------------
  Comprehensive income (loss)                                                                                              (2,028)
                                                                                                                       -------------
  Capital contribution                                                    16,000                                           16,000
                                        -------------  -------------  -------------   ---------------   -------------  -------------

BALANCE, DECEMBER 31, 1999                   2,500   $      2,500   $     28,600   $      (2,334)    $       1,848   $     30,614
                                        =============  =============  =============   ===============   =============  =============

See notes to financial statements.







FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
=======================================================================================================
FROM APRIL 4, 1997 (INCEPTION) TO DECEMBER 31, 1997
[Dollars in thousands]

                                                                       1999             1998              1997
                                                                   --------------   --------------    --------------
OPERATING ACTIVITIES:

  Net income                                                    $       1,023     $        792     $          33
  Adjustments to reconcile net income to net cash
    Provided by operating activities
      Amortization of investments                                          59               12               (19)
      Realized losses (gains) on sale of investments                        6              (74)
      Deferred income taxes                                               576           (1,317)              (53)
  Changes in assets and liabilities:
      Accrued interest and other receivables                           (1,046)            (671)              (24)
      Policy benefit liabilities                                       13,389            1,859
      Reinsurance receivable                                           (1,303)            (123)
      Other, net                                                       (1,145)          (1,361)              326
                                                                   --------------   --------------    --------------
        Net cash (used in) provided
          by operating activities                                      11,559             (883)              263
                                                                   --------------   --------------    --------------

INVESTING ACTIVITIES:

Proceeds from sales, maturities, and redemptions of investments:

  Fixed maturities:
    Held-to-maturity                                                      447
    Available-for-sale                                                 15,683           73,340

Purchases of investments:
  Fixed maturities:
    Held-to-maturity                                                  (23,000)         (14,500)
    Available-for-sale                                                (31,066)        (131,924)           (5,354)
                                                                   --------------   --------------    --------------
        Net cash used in investing activities                         (37,936)         (73,084)           (5,354)
                                                                   --------------   --------------    --------------





See notes to financial statements.




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
================================================================================================================
FROM APRIL 4, 1997 (INCEPTION) TO DECEMBER 31, 1997
[Dollars in thousands]


                                                                       1999             1998              1997
                                                                   --------------   --------------    --------------
FINANCING ACTIVITIES:

  Contract deposits, net of withdrawals                                20,494           62,502                84
  Due to Parent Corporation                                            (5,379)           1,922               155
  Capital contributions                                                16,000            8,600             6,500
                                                                   --------------   --------------    --------------
        Net cash provided by financing activities                      31,115           73,024             6,739
                                                                   --------------   --------------    --------------

NET (DECREASE) INCREASE IN CASH                                         4,738             (943)            1,648

CASH, BEGINNING OF PERIOD                                                 705            1,648                 0
                                                                   --------------   --------------    --------------

CASH, END OF PERIOD                                             $       5,443     $        705     $       1,648
                                                                   ==============   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid (received) during the year for:

    Income taxes                                                $      (1,073)    $      2,390     $           0


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE PERIOD
=============================================================================
FROM APRIL 4, 1997 (INCEPTION) TO DECEMBER 31, 1997 [Dollars in thousands except for share information]

1.       ORGANIZATION

         Organization - First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. On December 29, 1997, the Company issued an additional 500 shares of common stock to the Parent Corporation for $500. The Company was licensed as an insurance company in the State of New York on May 28, 1997. The Company does business in New York through two business segments.

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

         Fixed maturities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

         Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs was $112, $0, and $0 in 1999, 1998, and 1997, respectively.

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

         Due to/from Parent Corporation - Due to/from Parent Corporation includes amounts due on demand.

         Policy Reserves - Life insurance reserves of $93,315 and $64,228 at December 31, 1999 and 1998 are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $119 and $92 are carried at contractholders' account value at December 31, 1999 and 1998, respectively.

         Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

         Policy  and  Contract  Claims  - Policy  and  contract  claims  include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

         Recognition of Premium Income and Expenses - Life insurance premiums are recognized when due. Revenues for annuity and other contracts without significant life contingencies are recognized as received. They consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period. Fee income is derived primarily from assets under management, consisting of contract maintenance fees, administration fees and mortality and expense risk charges, and is recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts.

         Income Taxes - Income taxes are recorded using the asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered.

         Regulatory Requirements - In accordance with the requirements of the State of New York, the Company must demonstrate adequate capital. At December 31, 1999, the Company was in compliance with the requirement.

         The Company is also required to maintain an investment deposit in the amount of $5,000 in cash or investment certificates with the New York Insurance Commissioner for the protection of policyholders in the event the Company is unable to satisfactorily meet its contractual obligations. A United States Treasury obligation, whose cost approximates market value, was designated to meet this requirement at December 31, 1999.

3.       RELATED-PARTY TRANSACTIONS

         The Company and the Parent Corporation have service agreements whereby the Parent Corporation administers, distributes, and underwrites business for the Company and administers the Company's investment portfolio and the Company provides certain services for the Parent Corporation. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force. These transactions are summarized as follows:

                                                                                   Years Ended
                                                                                  December 31,
                                                                   --------------------------------------------
                                                                      1999            1998            1997
         ======================================================    ------------    ------------    ------------
         Investment management expense

         ======================================================
           (included in net investment income)                  $         96    $         47    $          4
         ======================================================
         Administrative services

         ======================================================
           (included in operating expenses)                              (28)            (48)            (15)
         ======================================================

==================================================================================================================================

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

         Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1999 and 1998, the reinsurance receivable had a carrying value of $1,426 and $123, respectively.

         Total reinsurance premiums ceded to the Parent Corporation in 1999, 1998, and 1997 were $43, $61, and $0, respectively.

         On December 1, 1999, the Company entered into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York (AH&L
         NY), to acquire a block of life and health insurance business. The Company also agreed to the assignment of a coinsurance agreement between the Parent and AH&L NY on certain policies that would not be transferred to the Company via assumption reinsurance. The business primarily consists of administration services only and stop loss policies. The Company assumed $7,904 of policy reserves and miscellaneous assets and liabilities in exchange for equal consideration from AH&L NY and the Parent.

         The following schedule details life insurance in force and life and accident/health premiums:



                                                         Ceded            Assumed                           Percentage
                                                      Primarily to       Primarily                           of Amount
                                        Gross          the Other        from Other           Net              Assumed
                                        Amount         Companies         Companies          Amount            to Net
                                    ---------------  ---------------   --------------  -----------------  ----------------
         December 31, 1999:
           Life insurance in force:
             Individual         $         329,346  $       125,222  $      173,773   $       377,897         46.0%
             Group                      1,075,000                                          1,075,000          0.0%
                                    ---------------  ---------------   --------------  -----------------
                  Total         $       1,404,346  $       125,222  $      173,773   $     1,452,897
                                    ===============  ===============   ==============  =================

           Premium Income:
             Life insurance     $             685  $            57  $           93   $           721         12.9%
             Accident/health                9,471            1,064              23             8,430          0.3%
                                    ---------------  ---------------   --------------  -----------------
                  Total         $          10,156  $         1,121  $          116   $         9,151
                                    ===============  ===============   ==============  =================

         December 31, 1998:
           Life insurance in force:
             Individual         $         251,792  $       173,773  $                $        78,019          0.0%
             Group                                                                                            0.0%
                                    ---------------  ---------------   --------------  -----------------
                  Total         $         251,792  $       173,773  $                $        78,019
                                    ===============  ===============   ==============  =================

           Premium Income:
             Life insurance     $                  $                $                $                        0.0%
             Accident/health                                    61                                            0.0%
                                    ---------------  ---------------   --------------  -----------------
                  Total         $                  $            61  $                $           (61)
                                    ===============  ===============   ==============  =================






5.       SUMMARY OF INVESTMENTS

         Fixed maturities owned at December 31, 1999 are summarized as follows:

                                                               Gross           Gross         Estimated
                                             Amortized       Unrealized      Unrealized         Fair         Carrying
                                               Cost            Gains           Losses          Value           Value
                                            ------------    -------------   -------------   -------------   ------------
          Held-to-Maturity:
            Corporate bonds               $    30,050    $                $     1,717     $    28,333     $    30,050
            Public utilities                    7,000               2                           7,002           7,000
                                            ------------    -------------   -------------   -------------   ------------
                                          $    37,050    $          2     $     1,717     $    35,335     $    37,050
                                            ============    =============   =============   =============   ============
          Available-for-Sale:
           U.S. Treasury Securities
            and obligations of U.S.
            Government Agencies:
             Collateralized mortgage

              obligations                 $    17,918    $                $       630     $    17,288     $    17,288
             Other                              4,999                               5           4,994           4,994
           Collateralized mortgage

              obligations                      19,952                           1,371          18,581          18,581
           Corporate bonds                     34,871                           1,585          33,286          33,286
                                            ------------    -------------   -------------   -------------   ------------
                                          $    77,740    $                $     3,591     $    74,149     $    74,149
                                            ============    =============   =============   =============   ============

         Fixed maturities owned at December 31, 1998 are summarized as follows:

                                                               Gross           Gross         Estimated
                                             Amortized       Unrealized      Unrealized         Fair         Carrying
                                               Cost            Gains           Losses          Value           Value
                                            ------------    -------------   -------------   -------------   ------------
          Held-to-Maturity:
            Corporate bonds               $    14,500    $        544     $               $    15,044     $    14,500
                                            ------------    -------------   -------------   -------------   ------------
                                          $    14,500    $        544     $               $    15,044     $    14,500
                                            ============    =============   =============   =============   ============
          Available-for-Sale:
           U.S. Treasury Securities
            and obligations of U.S.
            Government Agencies:
             Collateralized mortgage

               Obligations                $    17,963    $      1,063     $               $    19,026     $    19,026
             Other                              4,999              59                           5,058           5,058
           Collateralized mortgage

               Obligations                     19,956             331                          20,287          20,287
           Corporate bonds                     20,403             380                          20,783          20,783
                                            ------------    -------------   -------------   -------------   ------------
                                          $    63,321    $      1,833     $               $    65,154     $    65,154
                                            ============    =============   =============   =============   ============

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

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Held-to-Maturity               Available-for-Sale
                                                        ----------------------------    ----------------------------
                                                         Amortized       Estimated       Amortized       Estimated
                                                           Cost         Fair Value         Cost         Fair Value
                                                        ------------    ------------    ------------    ------------
          Due in one year or less                    $         260   $         247   $       4,999   $       4,994
          Due after one year through five years              1,952           1,851
          Due after five years through ten years            15,770          15,233          15,007          13,982
          Due after ten years                                7,302           6,817          10,000           9,920
          Mortgage-backed securities                                                        37,870          35,869
          Asset-backed securities                           11,766          11,187           9,864           9,384
                                                        ------------    ------------    ------------    ------------
                                                     $      37,050   $      35,335   $      77,740   $      74,149
                                                        ============    ============    ============    ============

         Proceeds from sales of securities available-for-sale were $15,158, $68,109, and $0 during 1999, 1998, and 1997, respectively. The realized gains on such sales totaled $15, $201, and $0 for 1999, 1998, and 1997, respectively. The realized losses totaled $21, $127, and $0 for 1999, 1998, and 1997, respectively.

6.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                               December 31,
                                                        ------------------------------------------------------------
                                                                   1999                            1998
                                                        ----------------------------    ----------------------------
                                                         Carrying        Estimated       Carrying        Estimated
                                                          Amount        Fair Value        Amount        Fair Value
                                                        ------------    ------------    ------------    ------------
          ASSETS:

            Fixed maturities and short-term
              Investments                            $     112,799   $     111,084   $      80,353   $      80,897
          LIABILITIES:

            Annuity contract reserves without
              life contingencies                               119             119              92              92

         The estimated fair values of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

         The carrying amounts for receivables and liabilities reported in the balance sheet approximate fair value due to their short-term nature.

7.       FEDERAL INCOME TAXES

         The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                             1999              1998              1997
                                                         -------------     -------------     -------------
          Federal tax rate                                    35.0     %        35.0     %        35.0     %
          Change in tax rate resulting from:
                   State taxes                                 4.6               6.8
                   Other                                      (1.1)              1.4
                                                         -------------     -------------     -------------
          Total                                               38.5     %        43.2     %        35.0     %
                                                         =============     =============     =============

         Temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 1999, and 1998 are as follows:

                                                            1999                          1998
                                                 ---------------------------   ---------------------------

                                                  Deferred       Deferred       Deferred        Deferred
                                                    Tax             Tax            Tax            Tax
                                                   Asset         Liability        Asset        Liability
                                                 -----------    ------------   ------------    -----------
         Policy reserves                       $      128    $               $              $       175
         Deferred policy
           Acquisition costs                                         596                            134
         Deferred acquisition
           cost proxy tax                           1,312                         1,720
         Investment assets                          1,254                                           642
         State taxes                                                  48            214
                                                 -----------    ------------   ------------    -----------
         Total deferred taxes                  $    2,694    $       644     $    1,934     $       951
                                                 ===========    ============   ============    ===========

         Amounts  related to investment  assets above include  $(1,256) and $642 related  to  the  unrealized  gains  (losses)  on the  Company's  fixed
         maturities   available-for-sale   at  December  31,  1999,   and  1998,
         respectively.  Although realization is not assured, management believes it is more likely than not that all of the  deferred  tax asset will be realized.

8.       COMPREHENSIVE INCOME

         Effective  January 1, 1998, the Company adopted  Statement of Financial
         Accounting Standards (SFAS) No. 130 "Reporting  Comprehensive  Income".
         This Statement establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. This Statement requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income (loss).

         Other comprehensive income (loss) at December 31, 1999 is summarized as follows:

                                                                                    Tax

                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on securities:
           Unrealized holding gains

             Arising during the period                 $          (5,425)   $          1,900    $          (3,525)
                                                          -----------------   -----------------    ----------------
           Net unrealized gains                                   (5,425)              1,900               (3,525)
         Reserve and DAC adjustment                                  729                (255)                 474
                                                          -----------------   -----------------    ----------------
         Other comprehensive income (loss)             $          (4,696)   $          1,645    $          (3,051)
                                                          =================   =================    ================


         Other comprehensive income at December 31, 1998 is summarized as follows:

                                                                                    Tax

                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on securities:
           Unrealized holding gains

             Arising during the period                 $           1,826    $           (639)   $           1,187
                                                          -----------------   -----------------    ----------------
           Net unrealized gains                                    1,826                (639)               1,187
         Reserve and DAC adjustment                                 (730)                255                 (475)
                                                          -----------------   -----------------    ----------------
         Other comprehensive income                    $           1,096    $           (384)   $             712
                                                          =================   =================    ================






         Other comprehensive income at December 31, 1997 is summarized as follows:

                                                                                    Tax

                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on securities:
           Unrealized holding gains

             Arising during the period                 $               8    $             (3)   $               5
                                                          -----------------   -----------------    ----------------
           Net unrealized gains                                        8                  (3)                   5
                                                          -----------------   -----------------    ----------------
         Other comprehensive income                    $               8    $             (3)   $               5
                                                          =================   =================    ================

9.       SEGMENT INFORMATION

         During 1999, the Company had two reportable segments: Employee Benefits and Financial Services. During 1998 and 1997, the Company had only one reportable segment, Financial Services. The Employee Benefits segment markets group life and health and 401(k) products to small and mid-sized corporate employers. The Financial Services segment primarily markets products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses. In both 1998 and 1999, large dollar bank-owned life insurance policies were sold to a limited number of customers. Accordingly, these transactions account for the majority of the investment assets and reserves, and significantly impact the results of operations, of this segment.

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations after income taxes.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, as each segment has unique distribution channels.

         The Company's operations are not materially dependent on one or a few customers, brokers, or agents.




         Summarized segment financial information for the year ended and as of December 31, 1999 was as follows:

         Operations:                                          Employee           Financial              Total
                                                              Benefits            Services              U.S.
                                                          -----------------   -----------------    ----------------
         Revenue:

           Premium and fee income                      $           9,625    $            211    $           9,836
           Net investment income                                                       6,278                6,278
           Realized investment gains (losses)                                             (6)                  (6)
                                                          -----------------   -----------------    ----------------
                           Total revenue                           9,625               6,483               16,108
         Benefits and Expenses:

           Benefits                                                8,378               4,600               12,978
           Operating expenses                                        505                 961                1,466
                                                          -----------------   -----------------    ----------------
                           Total benefits and                      8,883               5,561               14,444
                           expenses

                           Net operating income
                           before

           Income taxes                                              741                 923                1,664
         Income taxes                                                295                 346                  641
                                                          -----------------   -----------------    ----------------
                           Net income                  $             446    $            577    $           1,023
                                                          =================   =================    ================


         Assets:                                              Employee           Financial              Total
                                                              Benefits            Services              U.S.
                                                          -----------------   -----------------    ----------------
         Investment assets                             $                    $        112,799    $         112,799
         Other assets                                              7,851              11,179               19,030
         Separate account assets                                                      39,881               39,881
                                                          -----------------   -----------------    ----------------
                           Total assets                $           7,851    $        163,859    $         171,710
                                                          =================   =================    ================


10.      COMMITMENTS AND CONTINGENCIES

                  On October 6, 1999,  the Parent  entered  into a purchase  and
                  sale  agreement  (the  Agreement)  with  Allmerica   Financial
                  Corporation  (Allmerica) to acquire Allmerica's group life and health  insurance  business  on March 1,  2000.  The  policies resident  in the State of New York have been  assigned  to the
                  Company  as part of the  Agreement.  This  business  primarily
                  consists  of  administrative   services  only  and  stop  loss
                  policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement,  will be based on
                  a  percentage  of  the  amount   in-force  at  March  1,  2000
                  contingent on the persistency of the block of business through
                  March 2001.  Management  does not expect the purchase price to have a material impact on the Company's consolidated financial statements.





11.      DIVIDEND RESTRICTIONS

         The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows (unaudited):

                                                                  1999              1998              1997
         ==================================================   --------------    --------------    --------------
                                   (Unaudited)

         ==================================================
         Net income (loss)                                  $     1,407      $     (2,182)     $        (19)
         ==================================================
         Capital and surplus                                     29,494            12,808             6,469
         ==================================================

         As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends, which can be paid to stockholders, is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $2,949 in 2000. The Company paid no dividends in 1999 and 1998. Dividends are paid as determined by the Board of Directors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       IDENTIFICATION OF DIRECTORS

                                                      Served as

                                                      Director                  Principal Occupation(s)
         Director                          Age          From                      For Last Five Years

         Marcia D. Alazraki                58           1996         Partner, Kalkines, Arky, Zall & Bernstein LLP
                                                                     (a law firm) since January, 1998; previously
                                                                     Counsel, Simpson Thacher & Bartlett (a law
                                                                     firm)

         James Balog (1)                   71           1997         Company Director

         James W. Burns, O.C.              70           1997         Chairman of the Boards of Great-West Lifeco,
                                                                     Great-West Life, London Insurance Group Inc.
                                                                     and London Life Insurance Company; Deputy
                                                                     Chairman, Power Corporation

         Paul Desmarais, Jr.               45           1997         Chairman and Co-Chief Executive Officer,
                                                                     Power Corporation; Chairman, Power Financial

         Robert Gratton                    56           1997         Chairman of the Board of GWL&A; President and
                                                                     Chief Executive Officer, Power Financial

         N. Berne Hart (1)                 70           1997         Company Director






                                                      Served as

                                                      Director                  Principal Occupation(s)
         Director                          Age          From                      For Last Five Years

         Stuart Z. Katz                    57           1997         Partner, Fried, Frank, Harris, Shriver &
                                                                     Jacobson (a law firm)

         William T. McCallum               57           1997         Chairman, President and Chief Executive
                                                                     Officer of the Company; President and Chief
                                                                     Executive Officer, GWL&A; President and Chief
                                                                     Executive Officer, United States Operations,
                                                                     Great-West Life

         Brian E. Walsh (1)                46           1997         Co-Founder and Managing Partner, Veritas
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

J. Balog          Transatlantic Holdings
                  .........Phoenix Investment Partners

P. Desmarais, Jr. Rhodia S.A.

B.       IDENTIFICATION OF EXECUTIVE OFFICERS

                                                         Served
                                                           as

                                                       Executive

                                                        Officer                 Principal Occupation(s)
         Executive Officer                    Age         From                    For Last Five Years
         ----------------------------------- ------- --------------- -----------------------------------------------

         William T. McCallum Chairman,         57         1997       Chairman, President and Chief Executive
         President and Chief Executive                               Officer of the Company; President and Chief
         Officer                                                     Executive Officer, GWL&A;  President and
                                                                     Chief Executive Officer, United States
                                                                     Operations, Great-West Life

         Mitchell T.G. Graye                   44         1997       Executive Vice President and Chief Financial
         Executive Vice President and                                Officer of the Company and GWL&A; Executive
         Chief Financial Officer                                     Vice President and Chief Financial Officer,
                                                                     United States, Great-West Life

         James D. Motz                         50         1997       Executive Vice President, Employee Benefits
         Executive Vice President,                                   of the Company, GWL&A and Great-West Life
         Employee Benefits

         Douglas L. Wooden                     43         1997       Executive Vice President, Financial Services
         Executive Vice President,                                   of the Company, GWL&A and
         Financial Services                                          Great-West Life





                                                         Served
                                                           as

                                                       Executive

                                                        Officer                 Principal Occupation(s)
         Executive Officer                    Age         From                    For Last Five Years

         John T. Hughes                        63         1997       Senior Vice President, Chief Investment
         Senior Vice President,                                      Officer of the Company and GWL&A; Senior Vice
         Chief Investment Officer                                    President, Chief Investment Officer, United
                                                                     States, Great-West Life

         D. Craig Lennox                       52         1997       Senior Vice President, General Counsel and
         Senior Vice President, General                              Secretary of the Company and GWL&A; Senior
         Counsel and Secretary                                       Vice President and Chief U.S. Legal Officer,
                                                                     Great-West Life

         Steve H. Miller                       47         1997       Senior Vice President, Employee Benefits
         Senior Vice President, Employee                             Sales of the Company, GWL&A and Great-West
         Benefits Sales                                              Life

         Martin Rosenbaum                      47         1997       Senior Vice President, Employee Benefits of
         Senior Vice President, Employee                             the Company, GWL&A and Great-West Life
         Benefits

         Gregory E. Seller                     46         1997       Senior Vice President, Government Markets of
         Senior Vice President, Government                           the Company, GWL&A and Great-West Life
         Markets

         Robert K. Shaw                        44         1997       Senior Vice President, Individual Markets of
         Senior Vice President, Individual                           the Company, GWL&A and Great-West Life
         Markets

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of March 1, 2000, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the Company's 2,500 outstanding common shares are owned by Great West Life & Annuity Insurance Company, 8515 East Orchard Road, Englewood, Colorado 80111.

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

(5) 100% of the outstanding common shares of The Great-West Life Assurance Company are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(6) 81.2% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

(7) 67.4% of the outstanding common shares of Power Financial Corporation are owned by 171263 Canada Inc., 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3.

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


------------------------------ -------------------- --------------------- -----------------------
                               Great-West Lifeco    Power Financial       Power Corporation of
                               Inc.                 Corporation           Canada

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
                               (1)                  (2)                   (3)
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------

Directors

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
M.D. Alazraki                           -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J. Balog                                -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
J. W. Burns                          153,659               8,000                 400,640
                                                                             200,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
P. Desmarais, Jr.                    43,659                  -                  1,448,000
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
R. Gratton                           330,000              310,000                 5,000
                                                     5,280,000 options       300,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
N.B. Hart                               -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
S.Z. Katz                               -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
W.T. McCallum                        82,800                80,000                   -
                                 360,000 options
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
B.E. Walsh                              -                    -                      -
------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------

Directors and Executive
Officers as a Group

------------------------------ -------------------- --------------------- -----------------------
------------------------------ -------------------- --------------------- -----------------------
                                     725,549              628,000               1,853,640
                                 896,800 options     5,526,000 options       500,000 options
------------------------------ -------------------- --------------------- -----------------------


(1)      All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.
(2)      All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.
(3)      All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power
         Corporation of Canada.

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.6% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.7% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.0 % of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

M.D. Alazraki, a director of the Company, is an attorney with a law firm, which provided legal services to the Company. In 1999, the amount of such services was approximately $115,088.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The documents identified below are filed as a part of this report:

                                                                                                            Page

                                                                                                       ---------------

A.        INDEX TO FINANCIAL STATEMENTS

          Independent Auditors' Report On Financial Statements for the years ended December 31, 1999 and 1998

          Balance Sheets as of December 31, 1999 and 1998

          Statement of Income for the years ended December 31, 1999 and
          1998

          State of Stockholder's Equity for the years ended December 31, 1999 and 1998

          Statement of Cash Flows for the years ended December 31, 1999 and 1998

          Notes to Financial Statements for the years ended December 31, 1999 and 1998

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

                 27          Financial Data Schedule

C.       REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

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

Date:  March 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                                 Date

/s/   William T. McCallum                                   March 30, 2000
-------------------------
William T. McCallum

Chairman, President and Chief Executive Officer and a Director

/s/   Mitchell T.G. Graye                                   March 30, 2000
-------------------------
Mitchell T.G. Graye

Executive Vice President and Chief Financial Officer

/s/   Glen R. Derback                                       March 30, 2000
---------------------
Glen R. Derback
Vice President and Treasurer

Signature and Title                                                 Date

/s/   Marcia D. Alazraki *                                 March 30, 2000
------------------------
Marcia D. Alazraki, Director

/s/   James Balog *                                        March 30, 2000
-----------------
James Balog, Director

/s/   James W. Burns *                                     March 30, 2000
--------------------
James W. Burns, Director

/s/   Paul Desmarais, Jr. *                                    March 30, 2000
-------------------------
Paul Desmarais, Jr., Director

/s/   Robert Gratton *                                         March 30, 2000
--------------------
Robert Gratton, Director

/s/   N. Berne Hart *                                          March 30, 2000
-------------------
N. Berne Hart, Director

/s/   Stuart Z. Katz *                                         March 30, 2000
--------------------
Stuart Z. Katz, Director

/s/   Brian E. Walsh *                                         March 30, 2000
--------------------
Brian E. Walsh, Director

*  By:  /s/   D. Craig Lennox                                  March 30, 2000
        ---------------------
          D. Craig Lennox

          Attorney-in-fact pursuant to filed Powers of Attorney.