Form 10-Q
period 2000-03-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-05-15
CIK 1036213

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2000
                                  ----------------------------------------------

                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                 to
                                    --------------------------       -----------

Commission file number

                                    --------------------------------------------

                        FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
                        --------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

                   New York                                 93-1225432
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation
                                         (I.R.S. Employer Identification Number)
               or organization)

                      125 Wolf Road, Albany, New York 12205
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [518] 437-1816
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X      No
          ---------         ---------

As of March 31, 2000, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

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











PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2000            1999
                                                  --------------  --------------
REVENUES:
  Premium and fee income                         $   5,135      $      345
  Net investment income                              2,292           1,286
  Realized gains (losses) on investments                97             (21)
                                                  --------------  --------------
                                                     7,524           1,610
                                                  --------------  --------------
BENEFITS AND EXPENSES:
  Life and other benefits                            4,844
  Change in reserves                                  (956)
  Interest paid or credited to contractholders       1,194           1,190
  General and administrative expenses                1,054             368
                                                  --------------  --------------

                                                     6,136           1,558
                                                  --------------  --------------

INCOME BEFORE INCOME TAXES                           1,388              52

PROVISION FOR INCOME TAXES:
   Current                                             467             280
   Deferred                                            102            (258)
                                                  --------------  --------------

                                                       569              22
                                                  --------------  --------------

NET INCOME                                       $     819      $       30
                                                  ==============  ==============





See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                      March 31,      December
                                                                        31,
                                                        2000           1999
                                                     ------------   ------------
ASSETS                                               (Unaudited)
------

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $49,242 and $35,335)            $     50,750  $      37,050
       Available-for-sale, at fair value
       (amortized cost $96,794 and $77,740)              94,267         74,149
    Short-term investments, available-for-sale
       (cost approximates fair value)                     1,399          1,600
                                                     ------------   ------------

      Total Investments                                 146,416        112,799

Cash                                                     10,284          5,443
Reinsurance receivable                                    1,993          1,426
Deferred policy acquisition costs                         1,664          1,702
Investment income due and accrued                         1,716          1,204
Due from Parent Corporation                               2,424          3,302
Other assets                                              2,487          3,366
Premiums in course of collection                          1,329            537
Deferred income taxes                                     1,576          2,050
Separate account assets                                  44,438         39,881
                                                     ------------   ------------

TOTAL ASSETS                                       $    214,327  $     171,710
                                                     ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                $     94,335  $      93,434
    Policy and contract claims                            2,577          4,894
    Policyholder's funds                                    172             93

GENERAL LIABILITIES:
    Other liabilities                                    40,680          2,794
    Separate account liabilities                         44,438         39,881
                                                     ------------   ------------

      Total Liabilities                                 182,202        141,096
                                                     ------------   ------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                2,500          2,500
    Additional paid-in capital                           28,600         28,600
    Accumulated other comprehensive income (loss)        (1,642)        (2,334)
    Retained earnings                                     2,667          1,848
                                                     ------------   ------------

      Total Stockholder's Equity                         32,215         30,614
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $    214,327  $     171,710
                                                     ============   ============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------
(Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------

OPERATING ACTIVITIES:
    Net income                                       $       819  $         30
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                            (6)           14
       Realized (gains) losses on disposal of                (97)           21
investments

       Deferred income taxes                                 102          (258)
    Changes in assets and liabilities:
        Accrued interest and other receivables            (1,304)          (40)
        Life insurance and annuity reserves               (2,285)        1,383
        Reinsurance recoverable                             (567)          (26)
        Other, net                                        38,881         1,698
                                                       -----------   -----------
                 Net cash provided by (used in)           35,543         2,822
operating activities
                                                       -----------   -----------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions
investments:
    Fixed maturities:
      Held-to-maturity                                       457           216
      Available-for-sale                                  23,101         5,215
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                   (14,144)
      Available-for-sale                                 (41,863)       (4,435)
                                                       -----------   -----------

                 Net cash provided by (used in)          (32,449)          996
investing activities
                                                       -----------   -----------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                     869         4,557
   Due to Parent Corporation                                 878        (2,460)
                                                       -----------   ----------

              Net cash provided by (used in)               1,747         2,097
financing activities
                                                       -----------   ----------

NET INCREASE (DECREASE) IN CASH                            4,841         5,915

CASH, BEGINNING OF YEAR                                    5,443           705
                                                       -----------   ----------

CASH, END OF PERIOD                                  $    10,284  $      6,620
                                                       ===========   ==========




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

      The financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1999.

      Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.    OTHER

      On October 6, 1999, the Parent entered into an agreement (the Agreement) with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
      Operating Summary (Thousands)                  2000             1999
      -----------------------------------------  --------------   -------------
      Premiums and fee income                  $      5,135    $         345
      Net investment income                           2,292            1,286
      Realized gains (losses) on investments             97              (21)
                                                 --------------   -------------
           Total Revenues                             7,524            1,335

      Total benefits and expenses                     6,136            1,558
      Income tax expense                                569               22
                                                 --------------   -------------
           Net income                          $        819    $          30
                                                 ==============   =============

      Deposits for investment-type contracts   $        350    $       4,725
      Deposits to separate accounts                   2,001            2,473

                                                   March 31,     December 31,
      Balance Sheet (Thousands)                      2000            1999
      ----------------------------------------   --------------  --------------
      Investment assets                       $     146,416    $    112,799
      Separate account assets                        44,438          39,881
      Total assets                                  214,327         171,710
      Total policy benefit liabilities               97,084          98,421
      Total stockholder's equity                     32,125          30,614

      GENERAL

      The following discussion addresses the financial condition of the Company as of March 31, 2000, compared with December 31, 1999, and its results of operations for the three months ended March 31, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1999 to which the reader is directed for additional information.

      RESULTS OF OPERATIONS

      The Company's net income increased $789 thousand for the first three months of 2000 when compared to the first three months of 1999. This increase was primarily due to the increase in the group health and life business related to the December 1999 purchase of Alta Health and Life Insurance Company ("Alta").

      The Company received a capital contribution of $16 million during the second half of 1999. The capital contribution resulted in a large increase in invested assets in the second half of 1999, which in turn increased net investment income throughout the second half of 1999 and the first quarter of 2000.

      Premium and fee income increased $4.8 million for the first three months of 2000 when compared to the first three months of 1999, which is due to increased premiums and fees related to the group health and life business purchased from Alta in December 1999.

      Net investment income increased $1.0 million, primarily due to an increase in invested assets related to BOLI, as well as a capital infusion from GWL&A of $16 million in June 1999.

      The Company had a realized investment gain of $97 thousand during the first three months of 2000. The gain was the result of the sale of available-for-sale securities of $22.9 million.

      Total benefits and expenses have increased primarily due the additional group health and life business related to the purchase of Alta. Expenses have also increased as the Company incurred additional costs to administer the group health and life business.

      SEGMENT RESULTS

      Employee Benefits

      On December 1, 1999, the Employee Benefits segment entered into an assumption reinsurance transaction with Alta. The results below reflect the operations for the Employee Benefits segment for the first quarter of 2000:

                                                 Three Months Ended March 31,
                                                --------------------------------
      Operating Summary (Thousands)                  2000             1999
      ----------------------------------------  ---------------  ---------------
      Premium and fee income                  $     5,051      $
      Net investment income                           546
      Realized investment gains (losses)                0
                                                --------------------------------
            Total revenues                          5,597

      Total benefits and expenses                   4,568
      Income tax expenses                             422
                                                ---------------  ---------------
            Net income                        $       607      $
                                                ===============  ===============






      Financial Services

      The following is a summary of certain financial data of the Financial Services segment:

                                                 Three Months Ended March 31,
                                                --------------------------------
      Operating Summary (Thousands)                  2000             1999
      ----------------------------------------  ---------------  ---------------
      Premium and fee income                  $        84      $       345
      Net investment income                         1,746            1,286
      Realized investment gains (losses)               97              (21)
                                                --------------------------------
            Total revenues                          1,927            1,610

      Total benefits and expenses                   1,568            1,558
      Income tax expenses                             147               22
                                                ---------------  ---------------
            Net income                        $       212      $        30
                                                ===============  ===============

      Deposits for investment type contracts          350            4,725
      Deposits to separate accounts                 2,001            2,473

      Net Income for Financial Services increased $182 thousand for the first three months of 2000 when compared to the first three months of 1999. The increase was primarily due to the interest on surplus and realized bond gains.

      Premium and fee income for Financial Services decreased $261 thousand for the first three months of 2000 when compared to the first three months of 1999. The decrease was primarily related to Bank Owned Life Insurance ("BOLI") products. The nature of this type of product can lead to large fluctuations from period to period.

      Net Investment income increased $460 thousand for the first three months of 2000 when compared to the first three months of 1999. The increase was due to an increase in invested assets as well as a capital infusion from the Parent in the second half of 1999.

      Deposits for investment type contracts decreased for the first three months of 2000 when compared to the first three months of 1999. The decrease was due to a decrease in sales of BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

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

      The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                           March 31,       December 31,
               Credit Rating                 2000              1999
       -------------------------------  ----------------  ----------------

                    AAA                       61.9%             57.4%
                     AA                       14.2%             11.2%
                     A                         7.6%             10.1%
                    BBB                       16.3%             21.3%
                                        ----------------  ----------------
                   TOTAL                     100.0%            100.0%
                                        ================  ================

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

      During the three months ended March 31, 2000, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $692 thousand.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

      Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $11.7 million and $7.0 million as of March 31, 2000 and December 31, 1999, respectively.




PART II OTHER INFORMATION

        Item 1 Legal Proceedings

               There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

        Item 6 Exhibits and Reports on Form 8-K

     (a)    Index to Exhibits

              Exhibit Number                 Title                  Page
            --------------------    -------------------------     ---------

                    27              Financial Data Schedule          13

     (b)    Reports on Form 8-K

                      No reports on Form 8-K have been filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:       May 15, 2000           BY: /s/  Glen R. Derback
            ----------------------          ----------------------------------
                                 Glen R. Derback, Vice President and Treasurer
                            (Duly authorized officer & chief accounting Officer)