Form 10-Q
period 2000-06-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-08-11
CIK 1036213

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes          X      No

As of June 30, 2000, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS



                                                                                         Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income                                                3

                        Balance Sheets                                                      4

                        Statements of Cash Flows                                            5

                        Statements of Stockholder's Equity                                  6

                        Notes to Financial Statements                                       7

               Item 2   Management's Discussion and Analysis of Financial                   8
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                 14

               Item 6   Exhibits and Reports on Form 8-K                                  14

               Signatures                                                                 14



PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)

(Unaudited)

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                           -------------------------  -------------------------
                                              2000         1999          2000          1999
                                           -----------  ------------  ------------  ------------
REVENUES:

  Premium and fee income                $       4,715 $        (1)  $      9,850  $        344
  Net investment income                         2,572       1,529          4,864         2,815
  Realized gains (losses) on                      199                        296           (21)
    investments

                                           -----------  ------------  ------------  ------------
                                                7,486       1,528         15,010         3,138
BENEFITS AND EXPENSES:
  Life and other policy benefits                3,679          18          8,523            18
  Change in reserves                              286                       (670)
  Interest paid or credited to
    contractholders                             2,206         904          3,400         2,094
  General and administrative expenses             575         111          1,629           479
                                           -----------  ------------  ------------  ------------

                                                6,746       1,033         12,882         2,591
                                           -----------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                        740         495          2,128           547

PROVISION FOR INCOME TAXES:
   Current                                        650         (72)         1,117           208
   Deferred                                      (343)        279           (241)           21
                                           -----------  ------------  ------------  ------------

                                                  307         207            876           229
                                           -----------  ------------  ------------  ------------

NET INCOME                              $         433 $       288   $      1,252  $        318
                                           ===========  ============  ============  ============
















See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS

(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
                                                                  June 30,       December 31,
                                                                    2000             1999
                                                                --------------   --------------
ASSETS                                                           (Unaudited)
------

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $49,066 and $35,335)                      $        50,781  $        37,050
       Available-for-sale, at fair value
       (amortized cost $97,244 and $77,740)                           93,362           74,149
    Short-term investments, available-for-sale
       (cost approximates fair value)                                  3,127            1,600
                                                                --------------   --------------

      Total Investments                                              147,270          112,799

Cash                                                                   7,657            5,443
Reinsurance receivable                                                 2,086            1,426
Deferred policy acquisition costs                                      1,582            1,702
Investment income due and accrued                                      1,418            1,204
Due from Parent Corporation                                              874            3,302
Other assets                                                           2,386            3,366
Premiums in course of collection                                       2,006              537
Deferred income taxes                                                  2,394            2,050
Separate account assets                                               44,048           39,881
                                                                --------------   --------------

TOTAL ASSETS                                                 $       211,721  $       171,710
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $        96,816  $        93,434
    Policy and contract claims                                         3,621            4,894
    Policyholder's funds                                                  78               93

GENERAL LIABILITIES:
    Other liabilities                                                 35,480            2,794
    Separate account liabilities                                      44,048           39,881
                                                                --------------   --------------

      Total Liabilities                                              180,043          141,096
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                             2,500            2,500
    Additional paid-in capital                                        28,600           28,600
    Accumulated other comprehensive income (loss)                     (2,522)          (2,334)
    Retained earnings                                                  3,100            1,848
                                                                --------------   --------------

      Total Stockholder's Equity                                      31,678           30,614
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       211,721  $       171,710
                                                                ==============   ==============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                        Six Months Ended
                                                                            June 30,

                                                                  -----------------------------
                                                                      2000            1999
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $        1,252  $          318
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                       (283)             28
       Realized (gains) losses on disposal of investments                (296)             21
       Deferred income taxes                                             (242)             21
    Changes in assets and liabilities:
        Accrued interest and other receivables                         (1,683)           (142)
        Policy benefit liabilities                                        680           2,202
        Reinsurance recoverable                                          (660)           (101)
        Other, net                                                     33,771          (1,046)
                                                                  -------------   -------------
                 Net cash provided by (used in) operating              32,539           1,301
activities

                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                    547             273
      Available-for-sale                                               39,768           5,372
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                (14,144)        (16,000)
      Available-for-sale                                              (60,353)         (9,436)
                                                                  -------------   -------------

                 Net cash provided by (used in) investing             (34,182)        (19,791)
activities

                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                                1,429           4,743
   Due to Parent Corporation                                            2,428          (2,113)
   Capital Contributions                                                               16,000
                                                                  -------------   -------------

              Net cash provided by (used in) financing                  3,857          18,630
activities

                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                         2,214             140

CASH, BEGINNING OF YEAR                                                 5,443             705
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $        7,657  $          845
                                                                  =============   =============


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

==============================================================================================
[Dollars in thousands except for share information]

                                                                                        Accumulated
                                                                        Additional         Other

                                                                      Paid-in       Comprehensive       Retained
                                        Shares         Amount         Capital       Income (Loss)       Earnings         Total
                                     -------------  -------------   -------------  -----------------  -------------   -------------

BALANCE, DECEMBER 31, 1998                2,500          2,500          12,600             717               825          16,642

Net income                                                                                                 1,023           1,023
Other comprehensive income (loss)                                                       (3,051)                           (3,051)
                                                                                                                      -------------
  Comprehensive income (loss)                                                                                             (2,028)
                                                                                                                      -------------
Capital contribution                                                    16,000                                            16,000
                                     -------------  -------------   -------------  -----------------  -------------   -------------

BALANCE, DECEMBER 31, 1999                2,500   $      2,500   $      28,600   $      (2,334)     $      1,848   $      30,614
                                     -------------  -------------   -------------  -----------------  -------------   -------------

Net income                                                                                                 1,252           1,252
Other comprehensive loss
  Change in unrealized gains/(losses                                                      (188)                             (188)
Comprehensive income                                                                                                       1,064
                                     -------------  -------------   -------------  -----------------  -------------   -------------

BALANCE, JUNE 30, 2000                    2,500   $      2,500   $      28,600   $      (2,522)     $      3,100   $        31,678
                                     =============  =============   =============  =================  =============   =============



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in Thousands)
(Unaudited)

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

        Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                          --------------------------  -------------------------
        Operating Summary

         (Thousands)                         2000          1999          2000          1999
        --------------------------------  ------------  ------------  -----------   -----------
        Premiums and fee income         $     4,715   $        (1)  $     9,850  $        344
        Net investment income                 2,572         1,529         4,864         2,815
        Realized gains (losses) on
          investments                           199                         296           (21)
                                          ------------  ------------  -----------   -----------
             Total Revenues                   7,486         1,528        15,010         3,138

        Total benefits and expenses           6,746         1,033        12,882         2,591
        Income tax expense                      307           207           876           229
                                          ------------  ------------  -----------   -----------
             Net income                 $       433   $       288   $     1,252  $        318
                                          ============  ============  ===========   ===========

        Deposits for investment-type
          contracts                     $       - -   $       - -   $       163  $      4,725
        Deposits to separate
          accounts                            2,122         4,017         4,123         6,490

                                                              June 30,          December 31,
        Balance Sheet (Thousands)                               2000                1999
        -----------------------------------------------   -----------------   -----------------
        Investment assets                              $      147,270      $       112,799
        Separate account assets                                44,048               39,881
        Total assets                                          211,721              171,710
        Total policy benefit liabilities                      100,515               98,421
        Total stockholder's equity                             31,678               30,614

        GENERAL

        The following discussion addresses the financial condition of the Company as of June 30, 2000, compared with December 31, 1999, and its results of operations for the three months and six months ended June 30, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 1999 to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income increased $145 thousand and $934 thousand for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. This increase was primarily due to the increase in the group health and life business related to the December 1999 purchase of business from Anthem Health & Life Insurance Company of New York ("Anthem New York") and to the growth and further development of the Company.

        Premium and fee income increased $4.7 million and $9.5 million for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The increase for the second quarter and year to date are due to increased premiums and fees related to the group health and life business purchased from Anthem New York in December 1999.

        Net investment income increased $1.0 million and $2.0 million for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The increase for the second quarter  and  year to date are due to an  increase  in  invested  assets related to Bank Owned Life Insurance ("BOLI"), as well as a capital infusion from GWL&A of $16 million in June 1999. The capital contribution resulted in a large increase in invested assets in the second half of 1999, which in turn increased net investment income throughout the second half of 1999 and the first six months of 2000.

        The Company had a realized investment gain of $199 thousand and $296 thousand for the second quarter and first six months of 2000. The gain for the second quarter was the result of the sale of available-for-sale securities of $11.0 million. The year to date gain is also due to the sale of available-for-sale securities but at more favorable interest rates compared to interest rates during the same period in 1999.

        The increase in benefits and expenses during the second quarter and the first six months of 2000 is primarily due to the additional group health and life business related to the purchase from Anthem New York in December 1999. Expenses have also increased as the Company incurred additional costs to administer the group health and life business.

        Total Assets and Liabilities increased $40 million or 23% when compared to year ended December 31, 1999. The increase is attributable to new BOLI business.

        SEGMENT RESULTS

        Employee Benefits

        On December 1, 1999, the Company entered into an assumption reinsurance transaction with Anthem New York. The results below reflect the operations for the Employee Benefits segment for the second quarter and first six months of 2000:

                                           Three Months Ended             Six Months Ended
        Operating Summary                       June 30,                      June 30,
                                        --------------------------    --------------------------
        (Thousands)                        2000           1999           2000          1999
        -----------------------------   -----------    -----------    -----------   ------------
        Premium and fee income        $     4,521   $              $      9,573   $
        Net investment income                  14                           560
        Realized investment
         gains (losses)
                                        -----------    -----------    -----------   ------------
                Total revenues              4,535                        10,133

        Total benefits

          and expenses                      4,114              6          8,681              6
        Income tax expenses                   134              2            556              2
                                        -----------    -----------    -----------   ------------
                Net income (loss)     $       287   $         (8)  $        896   $         (8)
                                        ===========    ===========    ===========   ============

        Operations for the Employee Benefits segment had an overall increase for the second quarter and first six months of 2000 when compared to the second quarter and first six months of 1999. The increases are due to the group health and life business related to the December 1999 purchase of Anthem New York.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

                                           Three Months Ended             Six Months Ended
        Operating Summary                       June 30,                      June 30,
                                        --------------------------    -------------------------
        (Thousands)                        2000           1999           2000          1999
        -----------------------------   -----------    -----------    -----------   ------------
        Premium and fee income        $       194   $         (1)  $        277   $        344
        Net investment income               2,558          1,529          4,304          2,815
        Realized investment
         gains (losses)                       199                           296            (21)
                                        -----------    -----------    -----------   ------------
                Total revenues              2,951          1,528          4,877          3,138

        Total benefits

          and expenses                      2,632          1,027          4,201          2,585
        Income tax expenses                   173            205            320            227
                                        -----------    -----------    -----------   ------------
                Net income            $       146   $        296   $        356   $        326
                                        ===========    ===========    ===========   ============

        Deposits for investment

          type contracts                                                    163          4,725
        Deposits to separate

          Accounts                          2,122          4,017          4,123          6,490

        Net Income for Financial Services increased (decreased) $(150) thousand and $30 thousand for the second quarter and the first six months of 2000 when compared to the second quarter and the first six months of 1999. The decrease was primarily due to the increase in operating expenses related to the selling of the segment's variable annuity products. The increase was primarily due to the interest on surplus and realized bond gains.

        Premium and fee income for Financial Services increased (decreased) $195 thousand and $(67) for the second quarter and the first six months of 2000 when compared to the second quarter and the first six months of 1999. The increase was primarily related to an increase in premiums from the segment's variable annuity product. The decrease was primarily related to BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

        Net Investment income increased $1.0 million and $1.5 million for the second quarter and the first six months of 2000 when compared to the second quarter and the first six months of 1999. The increases were due to an increase in invested assets as well as a capital infusion of $16 million from the Parent in the second half of 1999.

        Deposits for investment type contracts decreased for the second quarter and the first six months of 2000 when compared to the second quarter and the first six months of 1999. The decreases were due to a decrease in sales of BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                     June 30,           December 31,
                   Credit Rating                       2000                 1999
        -------------------------------------   -------------------  -------------------

                        AAA                             58.8%                57.4%
                         AA                             14.2%                11.2%
                         A                               7.5%                10.1%
                        BBB                             16.2%                21.3%
                    BB and Below                         3.3%                 0.0%
                                                -------------------  -------------------
                       TOTAL                           100.0%               100.0%
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

        During the six months ended June 30, 2000, net unrealized losses on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $188 thousand.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $10.8 million and $7.0 million as of June 30, 2000 and December 31, 1999, respectively.

PART II OTHER INFORMATION

        Item 1 Legal Proceedings

               There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

        Item 6 Exhibits and Reports on Form 8-K

               (a)    Index to Exhibits

                        Exhibit Number                   Title                  Page
                      --------------------    ----------------------------    ---------

                              27                Financial Data Schedule          15

               (b)    Reports on Form 8-K

                      No reports on Form 8-K have been filed during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:       August 10, 2000    BY: /s/  Glen R. Derback
            -------------- -----------------------------------------------------
                                  Glen R. Derback, Vice President and Treasurer
                            (Duly authorized officer & chief accounting Officer)