Form 10-Q
period 2000-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2000-11-14
CIK 1036213

DRAFT  9:12 AM 11/10/00
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes          X      No

As of September 30, 2000, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                     - 20 -

                                TABLE OF CONTENTS

                                                                                         Page

                                                                                      -----------
Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income                                                3

                        Balance Sheets                                                      4

                        Statements of Cash Flows                                            5

                        Statements of Stockholder's Equity                                  6

                        Notes to Financial Statements                                       7

               Item 2   Management's Discussion and Analysis of Financial                   9
                        Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings                                                  15

               Item 6   Exhibits and Reports on Form 8-K                                   15

               Signatures                                                                  15


















PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                        Three Months Ended              Nine Months Ended
                                          September 30,                   September 30,
                                   -----------------------------   ----------------------------
                                       2000           1999             2000           1999
                                   -------------  --------------   -------------   ------------
REVENUES:

  Premium and fee income        $       4,540   $         67    $      14,390   $         411
  Net investment income                 2,676          1,653            7,540           4,468
  Realized gains (losses) on
    Investments                             0              0              296             (21)
                                   -------------  --------------   -------------   ------------

                                        7,216          1,720           22,226           4,858
                                   -------------  --------------   -------------   ------------
BENEFITS AND EXPENSES:
  Life and other policy                 2,237             11           10,760              29
benefits

  Increase in reserves                     39                            (631)
  Interest paid or credited to
    contractholders                     1,736          1,208            5,136           3,302
  General and administrative
    expenses                              535            238            2,164             717
                                   -------------  --------------   -------------   ------------

                                        4,547          1,457           17,429           4,048
                                   -------------  --------------   -------------   ------------
INCOME BEFORE INCOME
TAXES                                   2,669            263            4,797             810

PROVISION FOR
INCOME TAXES:
   Current                              1,797             72            2,914             280
   Deferred                              (714)             2             (955)             23
                                   -------------  --------------   -------------   ------------

                                        1,083             74            1,959             303
                                   -------------  --------------   -------------   ------------

NET INCOME                      $       1,586   $        189    $       2,838   $         507
                                   =============  ==============   =============   ============










See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in thousands except for share information)
-----------------------------------------------------------------------------------------------

                                                                September 30,    December 31,
                                                                    2000             1999
                                                                --------------   --------------
ASSETS                                                           (Unaudited)
------

INVESTMENTS:
    Fixed maturies:
       Held-to-maturity at amortized cost
       (fair value $50,012 and $35,335)                      $        50,785  $        37,050
       Available-for-sale, at fair value
       (amortized cost $98,010 and $77,740)                           95,885           74,149
    Short-term investments, available-for-sale
       (cost approximates fair value)                                  3,298            1,600
                                                                --------------   --------------

      Total Investments                                              149,968          112,799

Cash                                                                   7,508            5,443
Reinsurance receivable                                                 2,023            1,426
Deferred policy acquisition costs                                      2,125            1,702
Investment income due and accrued                                      1,742            1,204
Due from Parent Corporation                                            2,387            3,302
Uninsured claims receivable                                            4,694
Other assets                                                           3,085            3,366
Premiums in course of collection                                       2,540              537
Deferred income taxes                                                  2,428            2,050
Separate account assets                                               44,929           39,881
                                                                --------------   --------------

TOTAL ASSETS                                                 $       223,429  $       171,710
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $       134,679  $        93,434
    Policy and contract claims                                         4,351            4,894
    Policyholder's funds                                                  41               93

GENERAL LIABILITIES:
    Other liabilities                                                  5,024            2,794
    Separate account liabilities                                      44,929           39,881
                                                                --------------   --------------

      Total Liabilities                                              189,024          141,096
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 10,000 shares
authorized,
       2,500 shares issued and outstanding                             2,500            2,500
    Additional paid-in capital                                        28,600           28,600
    Accumulated other comprehensive loss                              (1,381)          (2,334)
    Retained earnings                                                  4,686            1,848
                                                                --------------   --------------

      Total Stockholder's Equity                                      34,405           30,614
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       223,429  $       171,710
                                                                ==============   ==============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Nine Months Ended
                                                                         September 30,

                                                                  -----------------------------
                                                                      2000            1999
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $        2,838  $          507
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Amortization of investments                                       (658)             46
       Realized (gains) losses on disposal of investments                (296)             21
       Deferred income taxes                                             (955)             23
    Changes in assets and liabilities:
        Accrued interest and other receivables                         (2,541)           (479)
        Policy benefit liabilities                                      4,531           3,816
        Reinsurance receivable                                           (597)            (44)
        Other, net                                                     (2,595)          4,421
                                                                  -------------   -------------
                 Net cash provided by (used in) operating                (273)          8,311
activities

                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                    667             359
      Available-for-sale                                               40,037           5,537
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                (14,144)        (16,000)
      Available-for-sale                                              (61,308)        (16,633)
                                                                  -------------   -------------

                 Net cash used in investing activities                (34,748)        (26,737)
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                               36,171           4,305
   Due to Parent Corporation                                              915          (1,926)
   Capital contributions                                                               16,000
                                                                  -------------   -------------

              Net cash provided by financing activities                37,086          18,379
                                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH                                         2,065             (47)

CASH, BEGINNING OF YEAR                                                 5,443             705
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $        7,508  $          658
                                                                  =============   =============




See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) AND YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------------------------------------
[Dollars in thousands except for share information]

                                                                                            Accumulated
                                                                            Additional         Other

                                                   Common Stock              Paid-in       Comprehensive       Retained
                                            ----------------------------
                                         Shares         Amount         Capital            Loss           Earnings         Total
                                       -----------  -------------                  -----------------  -------------   -------------
                                                                    -------------

BALANCE, January 1, 1999                  2,500   $      2,500   $      12,600   $         717      $        825   $      16,642
                                       ===========  =============   =============  =================  =============   =============

  Net income                                                                                               1,023           1,023
  Other comprehensive loss
    Change in unrealized gains (losses)                                                 (3,051)                           (3,051)
                                                                                                                      -------------
  Comprehensive income                                                                                                    (2,028)
                                                                                                                      -------------
  Capital contribution                                                  16,000                                            16,000
                                       -----------  -------------   -------------  -----------------  -------------   -------------

BALANCE, DECEMBER 31, 1999                2,500   $      2,500   $      28,600   $      (2,334)     $      1,848   $      30,614
                                       ===========  =============   =============  =================  =============   =============

  Net income                                                                                               2,838           2,838
  Other comprehensive income
    Change in unrealized gains (losses)                                                    953                               953
                                                                                                                      -------------
  Comprehensive income                                                                                                     3,791
                                                                                                                      -------------
  Capital contribution                                                                                                         0
                                       -----------  -------------   -------------  -----------------  -------------   -------------

BALANCE, SEPTEMBER 30, 2000               2,500   $      2,500   $      28,600   $      (1,381)     $      4,686   $      34,405
                                       ===========  =============   =============  =================  =============   =============






See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
(Unaudited)

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

        The financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 1999.

        Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 30, 2000. Management does not believe SAB No. 101 will have a material impact on its financial statements.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was effective for all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this Statement, and therefore the Company is unable to disclose the impact that the adoption of Statement No. 133 will have on the Company's financial statements.

3.      OTHER

        On October 6, 1999, the Parent Corporation entered into an agreement (the Agreement) with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price is based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months               Nine Months
                                                     Ended                      Ended
                                                 September 30,              September 30,
                                             -----------------------    -----------------------
     Operating Summary (Thousands)             2000         1999          2000         1999
                                             ----------   ----------    ----------  -----------

     Premiums and fee income              $     4,540  $        67  $     14,390  $      411
     Net investment income                      2,676        1,653         7,540       4,468
     Realized gains (losses) on
       Investments                                                           296         (21)
                                             ----------   ----------    ----------  -----------
          Total revenues                        7,216        1,720        22,226       4,858

     Total benefits and expenses                4,547        1,457        17,429       4,048
     Income tax expense                         1,083           74         1,959         303
                                             ----------   ----------    ----------  -----------
          Net income                      $     1,586  $       189  $      2,838  $      507
                                             ==========   ==========    ==========  ===========

     Deposits for investment-type
       Contracts                          $    36,100  $            $     36,264  $    4,725
     Deposits to separate accounts              2,743        1,855         6,866       8,345

                                                          September 30,        December 31,
     Balance Sheet (Thousands)                                 2000                1999
                                                         -----------------   ------------------

     Investment assets                               $        149,968     $       112,799
     Separate account assets                                   44,929              39,881
     Total assets                                             223,429             171,710
     Total policyholder liabilities                           139,071              98,421
     Total stockholder's equity                                34,405              30,614

        GENERAL

        The following discussion addresses the financial condition of the Company as of September 30, 2000, compared with December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K, as amended, for the year-ended December 31, 1999, to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income increased $1.4 million and $2.3 million for the third quarter and nine months of 2000 when compared to the third quarter and nine months of 1999. This increase was primarily due to the increase in the group health and life business related to the December 1999 assumption of business from Anthem Health & Life Insurance Company of New York ("Anthem New York") and to the growth and further development of the Company.

        Premium and fee income increased $4.5 million and $14.0 million for the third quarter and nine months of 2000 when compared to the third quarter and nine months of 1999. The increases are due to increased premiums and fees related to the group health and life business assumed from Anthem New York in December 1999.

        Net investment income increased $1.0 million and $3.1 million for the third quarter and nine months of 2000 when compared to the third quarter and nine months of 1999. The increase for the third quarter and year to date are due to an increase in invested assets related to Bank Owned Life Insurance ("BOLI"), as well as a capital infusion from GWL&A of $16 million in June 1999. The capital contribution resulted in a large increase in invested assets in the second half of 1999, which in turn increased net investment income throughout the second half of 1999 and the first nine months of 2000.

        The Company recorded a realized investment gain of $296 thousand in the first nine months of 2000 compared to the loss of $21 thousand during the same period of 1999. The year to date gain is due to the sale of available-for-sale securities at more favorable interest rates than interest rates during the same period in 1999.

        The increase in benefits and expenses during the third quarter and the first nine months of 2000 is primarily due to the additional group health and life business related to the assumption from Anthem New York in December 1999. Expenses have also increased as the Company incurred additional costs to administer the group health and life business.

        Total assets and liabilities increased $51.7 million or 30% when compared to year ended December 31, 1999. The increase is primarily attributable to BOLI business.

        SEGMENT RESULTS

        Employee Benefits

        On December 1, 1999, the Company entered into an assumption reinsurance transaction with Anthem New York. The results below reflect the operations for the Employee Benefits segment for the third quarter and first nine months of 2000:

                                              Three Months Ended         Nine Months Ended

        Operating Summary                       September 30,              September 30,
                                            -----------------------    -----------------------
        (Thousands)                           2000          1999         2000          1999
        --------------------------------    ----------    ---------    ----------    ---------
        Premium and fee income           $     4,446   $            $    14,018   $
        Net investment income                    238                        711
        Realized investment
          gains (losses)
                                            ----------    ---------    ----------    ---------
                Total revenues                 4,684                     14,729

        Total benefits and expenses            2,396            22       11,078            29
        Income tax expenses                      935           (14)       1,491           (12)
                                            ----------    ---------    ----------    ---------
                Net income (loss)        $     1,353   $        (8) $     2,160   $       (17)
                                            ==========    =========    ==========    =========

        Operation for the Employee Benefits segment had an overall increase for the third quarter and first nine months of 2000 when compared to the same periods in 1999. The increases are due to the group life and health business related to the December 1999 assumption of Anthem New York.

        Financial Services

        The  following is a summary of certain  financial  data of the Financial
        Services segment:

                                              Three Months Ended         Nine Months Ended

        Operating Summary                       September 30,              September 30,
                                            -----------------------    -----------------------
        (Thousands)                           2000          1999         2000          1999
        --------------------------------    ----------    ---------    ----------    ---------
        Premium and fee income           $        94   $        67  $       372   $       411
        Net investment income                  2,438         1,653        6,829         4,468
        Realized investment
          gains (losses)                                                    296           (21)
                                            ----------    ---------    ----------    ---------
                Total revenues                 2,532         1,720        7,497         4,858

        Total benefits and expenses            2,151         1,435        6,351         4,019
        Income tax expenses                      148            88          468           315
                                            ----------    ---------    ----------    ---------
                Net income (loss)        $       233   $       197  $       678   $       524
                                            ==========    =========    ==========    =========

        Deposits for investment

          type contracts                      36,100                     36,264         4,725
        Deposits to separate

          Accounts                             2,743         1,855        6,866         8,345

        Net income for Financial Services increased $36 thousand and $154 thousand for the third quarter and the first nine months of 2000 when compared to the third quarter and the first nine months of 1999. The third quarter increase was primarily due to increased fee income related to the segments variable annuity products. The year to date increase was primarily due to the interest on surplus and realized bond gains.

        Premium and fee income for Financial Services increased (decreased) $27 thousand and $(39) thousand for the third quarter and the first nine months of 2000 when compared to the third quarter and the first nine months of 1999. The increase was primarily related to an increase in fees from the segment's variable annuity product. The decrease was primarily related to a decrease in the segment's life insurance premiums.

        Net investment income increased $785 thousand and $2.4 million for the third quarter and the first nine months of 2000 when compared to the third quarter and the first nine months of 1999. The increases were due to an increase in invested assets, as well as a capital infusion of $16 million from the Parent Corporation in the second quarter of 1999.

        Deposits for investment type contracts increased $36.1 million and $31.5 million for the third quarter and the first nine months of 2000 when compared to the third quarter and the first nine months of 1999. The increases were due to an increase in the sales of the Company's BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

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

        The    distribution    of   the   fixed   maturity    portfolio    (both
        available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                             September 30,         December 31,
                   Credit Rating               2000                 1999
        -----------------------------   -------------------  -------------------

        AAA                                     62.36%             57.4%
        AA                                      14.12%             11.2%
        A                                        7.38%             10.1%
        BBB                                     16.14%             21.3%
                                        -------------------  -------------------
                       TOTAL                   100.0%             100.0%
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

        During the nine months ended September 30, 2000, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $953 thousand.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $10.8 million and $7.0 million as of September 30, 2000, and December 31, 1999, respectively.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits

        Exhibit

        Number              Title                                   Page
        ----------------    -----------------------------------     -----------

        27                  Financial Data Schedule                 16

(b)     Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:       November 10, 2000      BY:/s/              Glen R. Derback
                                            ----------------------------------------------------
                                            Glen R. Derback, Vice President and Treasurer
                                         (Duly authorized officer and chief accounting officer)
