Form 10-K
period 2000-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-03-30
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2001, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

Note: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS

PART I

Item 1.   Business..............................................................

               A.  Organization and Corporate Structure.........................

               B.  Business of the Company .....................................

               C.  Employee Benefits ...........................................

D.      Financial Services......................................................

E.      Investments ............................................................

               F.  Regulation...................................................

               G.  Ratings......................................................

               H.  Miscellaneous................................................

Item 2.   Properties............................................................

Item 3.   Legal Proceedings.....................................................

Item 4.   Submission of Matters to a Vote of Security Holders...................


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...................................................

               A.  Equity Security Holders and Market Information...............

               B.  Dividends....................................................

Item 6.   Selected Financial Data...............................................

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................
               A.  Company Results of Operations................................
               B.  Employee Benefits Results of Operations......................
               C.  Financial Services Results of Operations.....................
               D.  Investments..................................................
               E.  Liquidity and Capital Resources..............................
               F.  Accounting Pronouncements....................................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............
Item 8.   Financial Statements and Supplementary Data...........................

                                       26

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................................
PART III

Item 10.  Directors and Executive Officers of the Registrant....................
               A.  Identification of Directors..................................
               B.  Identification of Executive Officers.........................
Item 11.  Executive Compensation................................................
               A.  Compensation of Executive Officers...........................
               B.  Compensation of Directors....................................
Item 12.  Security Ownership of Certain Beneficial Owners and Management........
               A.  Security Ownership of Certain Beneficial Owners..............
               B.  Security Ownership of Management.............................
Item 13.  Certain Relationships and Related Transactions........................

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......
               A.  Index to Financial Statements................................
               B.  Index to Exhibits............................................
               C.  Reports on Form 8-K..........................................
Signatures......................................................................

PART I

ITEM 1. BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

First Great-West Life & Annuity Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of New York in 1996.

The Company is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company ("GWL&A"), a life insurance company domiciled in Colorado. GWL&A is a wholly-owned subsidiary of GWL&A Financial Inc. ("GWL&A Financial"), a Delaware holding company. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. ("Lifeco"), a Canadian holding company. Lifeco is a subsidiary of Power Financial Corporation ("Power Financial"), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada ("Power Corporation"), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies, which he controls, has voting control of Power Corporation.

Shares of Great-West Lifeco, Power Financial and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

The Company is authorized to engage in the sale of life insurance, annuities, and accident and health insurance. The Company became licensed to do business in New York and Iowa in 1997.

The Company operates in the following two business segments:

        Employee Benefits - life, health, and 401(k) products for group clients

        Financial Services - savings products for both public and non-profit employers and individuals and life insurance products for individuals and businesses

The table that follows summarizes premiums and deposits for the years indicated. For further information concerning the Company, see Item 6 (Selected Financial
Data), and Item 8 (Financial Statements and Supplementary Data). For commentary on the information in the following table, see Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations).

                                                           For the years ended
                                               ---------------------------------------------
        [Thousands] (1)                           2000            1999             1998
                                               ------------    ------------    -------------

        Premiums Income
        Employee Benefits

           Group Life & Health              $      13,467   $       9,195   $
                                               ------------    ------------    -------------
                Total Employee Benefits            13,467           9,195
                                               ------------    ------------    -------------
        Financial Services

           Savings                                    (11)             (8)              (4)
           Individual Insurance                       109             (43)             (61)
                                               ------------    ------------    -------------
                Total Financial Services               98             (51)             (65)
                                               ------------    ------------    -------------
           Premium Income                   $      13,565   $       9,144   $          (65)
                                               ============    ============    =============
        Fee Income
        Employee Benefits

           Group Life & Health              $       6,213   $         430   $
           401(k)                                       2
                                               ------------    ------------    -------------
                Total Employee Benefits             6,215             430
                                               ------------    ------------    -------------
        Financial Services

           Savings                                    362             262              143
           Individual Insurance
                                               ------------    ------------    -------------
                Total Financial Services              362             262              143
                                               ------------    ------------    -------------
           Fee Income                       $       6,577   $         692   $          143
                                               ============    ============    =============
        Deposits for investment-type
           contracts (2)
           Financial Services               $      37,344   $      20,000   $       62,528
                                               ------------    ------------    -------------
                Total Investment-type

                deposits                    $      37,344   $      20,000   $       62,528
                                               ============    ============    =============
        Deposits to Separate Accounts

           Employee Benefits                $       3,249   $               $
           Financial Services                      11,189           9,389           12,776
                                               ------------    ------------    -------------
                Total separate accounts

                deposits                    $      14,438   $       9,389   $       12,776
                                               ============    ============    =============
                                               ============    ============    =============
           Self-funded equivalents (3)      $      16,225   $               $
                                               ============    ============    =============


(1) All information in the above table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

(2) Investment-type contracts are contracts which include significant cash build-up features, as discussed in FASB Statement No. 97.

(3)  Self-funded  equivalents  generally  represent  paid claims  under  minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.      EMPLOYEE BENEFITS

1.      Principal Products

The Employee Benefits segment of the Company provides a full range of employee benefits products. The Company began operating in this segment as of December 1, 1999 by entering into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York ("AH&L NY"), to acquire a block of life and health insurance business. The business primarily consists of administration services only and stop loss policies. In 2000, the Company began writing new employee benefits business and reported a 5.2% increase in health insurance annualized premium equivalents to $41.7 million. In 2001, the Company will continue its focus on writing new employee benefits business.

The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care cost savings.

The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed care programs, and flexible spending accounts. The Company began marketing 401(k) savings plans in 2000 to complement its group life and health products. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

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

The Company offers Internal Revenue Code Section 125 plans which enable participants to set aside pre-tax dollars to pay for non reimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. Group life insurance in force prior to reinsurance ceded to other insurance enterprises for the year ended December 31, 2000 totaled $674 million.

The Company offers disability insurance which is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

The 401(k) product investment options for the employer include guaranteed interest rates for various lengths of time and variable investment options. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts which in turn invest in shares of underlying funds managed by a subsidiary of the Company or by selected external fund managers.

The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services.

Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contract imposes a charge for termination during a designated period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impact rollovers to products of competitors.

The Company offers a rollover Individual Retirement Account, which allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

2.      Method of Distribution

The Company distributes its products and services through affiliated sales staff. Each sales office works with insurance brokers, agents, and consultants in their local market.

3.      Competition

The employee benefits industry is highly competitive. The United States health care industry continues to experience mergers and consolidations. A number of larger carriers have dropped out of the group health market entirely. Although there are still many different carriers in the marketplace, it has become dominated by an increasingly smaller number of carriers.

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

4.      Reserves

For group term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). Reserves for long-term disability products are established for lives currently in payment status, or which are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported.

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

The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations at their maturities, pay expected death surrender requests, and to generate profits.

5.      Reinsurance

The Company seeks to limit its exposure on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and coinsurance contracts. The maximum amount of group life insurance retained on any one life is $250 thousand.

D.      FINANCIAL SERVICES

1.      Principal Products

The Financial Services segment primarily markets savings products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses.

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

The Company's variable annuity products offer a number of investment options. This product provides the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in a separate account which in turn invests in shares of underlying funds managed by selected external fund managers.

The fixed annuity product generates earnings from the investment spreads on guaranteed investment returns. The variable annuity product generates earnings from the fees collected for mortality and expense risks associated with the variable options.

The amount of annuities in-force is measured by account balances. At December 31, 2000, annuity account balances were $141 thousand for fixed annuities and $44.1 million for variable annuities. At December 31, 1999, annuity account balances were $119 thousand for fixed annuities and $39.9 million for variable annuities.

During  1998,  the  Company  began  selling  life  insurance   products  in  the
Business-Owned Life Insurance ("BOLI") market. These products are interest-sensitive whole life products which fund post-retirement benefits for bank employees. BOLI deposits of $37 million were received in 2000, representing $468.5 million of life insurance in-force.

2.      Method of Distribution

The Company distributes its annuity products through Charles Schwab & Co., Inc. pursuant to a distribution agreement. The Company's BOLI product is currently marketed through one broker, Clark/Bardes, Inc.

3.      Competition

The individual life and annuity insurance marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings see Item 1(G) - Ratings.

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

E.      INVESTMENTS

GWL&A manages the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Invested assets under management at year-end 2000 totaled $213.9 million, comprised of $166.5 million of general account assets and $47.4 million of separate account assets. Invested assets under management at year-end 1999 totaled $152.7 million, comprised of $112.8 million of general account assets and $39.9 million of separate account assets.

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

New York has adopted the National Association of Insurance Commissioners' risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2000 statutory financial reports, the Company has risk-based capital well in excess of that required.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Insurance Department will require adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001.

2.      Insurance Holding Company Regulation

The Company is subject to and complies with insurance holding company regulations in New York. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

3.      Securities Regulation

The Company is subject to various levels of regulation under federal securities laws. The Company's separate accounts and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

4.      Potential Legislation

United States federal and state legislation and administrative regulation in various areas, including pension, financial services, health care and insurance could significantly and adversely affect the Company in the future. Congress has from time to time considered legislation relating to health care reform and managed care issues (including patients' rights, privacy of medical records and managed care plan or enterprise liability), changes in the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in regulation for the Employee Retirement Income Security Act of 1974, as amended, and changes as to the availability of Section 401(k) for individual retirement accounts.

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

         Fitch, Inc.                            Claims Paying Ability            AAA    *

         Standard & Poor's Corporation          Financial Strength               AA      **

         Moody's Investors Service              Financial Strength               Aa3    ***

        *     Highest ratings available.
        ** Third highest rating out of 21 rating categories. *** Fourth highest rating out of 21 rating categories.

H.      MISCELLANEOUS

Significant BOLI deposits were received during 2000. Although the Company's BOLI business is comprised of a few customers, which account for the majority of the total deposits, the BOLI contracts allow for no more than 20% surrenders in any given year.

The Company and GWL&A have  administrative  services  agreements  whereby  GWL&A
administers,   distributes,   and  underwrites  business  for  the  Company  and
administers the Company's investment portfolio.

ITEM 2. PROPERTIES

The Company leases its home office in Albany, New York.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2000 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.      EQUITY SECURITY HOLDERS AND MARKET INFORMATION

There is no established public trading market for the Company's common equity.

B.      DIVIDENDS

The Company has not paid dividends on its common shares.

Under New York law, the Company may distribute a dividend if the total of all dividends paid in any calendar year does not exceed the lesser of (i) 10% of surplus to policyholders as of the preceding December 31; or (ii) the net gain from operations for the preceding calendar year, not including realized capital gains. The Company cannot distribute any greater dividend amount unless a notice of its intention to declare such dividend and the amount thereof has been filed with the New York Superintendent of Insurance not less than thirty days in advance of such proposed declaration. The Superintendent may disapprove of such distribution by giving written notice to the Company within thirty days after such filing stating that he finds the financial condition of the Company does not warrant such distribution.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial data of the Company. This summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included in Item 8 (Financial Statements and Supplementary Data).

                                                                                        For the
                                                                                      Period from
                                                                                     April 4, 1997
                                                                                      (inception)
                                                                                        through
       (Dollars in Thousands)                 For the years ended December 31,        December 31,
                                           ---------------------------------------
                                              2000          1999          1998            1998
                                           -----------    ----------    ---------- - ---------------
       INCOME STATEMENT DATA
       Premium income                   $     13,565   $      9,144  $        (65) $       21
       Fee income                              6,577            692           143
       Net investment income                  10,333          6,278         3,367         243
       Realized investment
         gains (losses)                           67             (6)           74
                                           -----------    ----------    ---------- - ---------------
                                           -----------    ----------    ---------- - ---------------
       Total Revenues                         30,542         16,108         3,519         264
                                           -----------    ----------    ---------- - ---------------
                                           -----------    ----------    ---------- - ---------------

       Total benefits and expenses            27,152         14,444         2,124         213
       Income tax expense                      1,346            641           603          18
                                           -----------    ----------    ---------- - ---------------
       Net Income                       $      2,044   $      1,023  $        792  $       33
                                           ===========    ==========    ========== = ===============

         Deposits for investment-
           type contracts               $     37,344   $     20,000  $     62,528  $
         Deposits to separate

           accounts                           14,438          9,389        12,776
         Self-funded premium
           equivalents                        16,225

       BALANCE SHEET DATA
          Investment assets             $    166,538   $    112,799  $     80,353  $    5,381
          Separate account assets             47,359         39,881        23,836       9,045
          Total assets                       247,806        171,710       107,095      16,154
          Total policyholder                 141,770         98,421        64,445          84
       liabilities

          Total stockholder's equity          36,074         30,614        16,642       6,538


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

Management's discussion and analysis of financial condition and results of operations of the Company for the years ended 2000 and 1999 follows.

A.      COMPANY RESULTS OF OPERATIONS

1.      Consolidated Results

The Company's consolidated net income increased $1.0 million in 2000 when compared to 1999, reflecting growth in the Employee Benefits and Financial Services segments during 2000. The Employee Benefits segment contributed $921 thousand to the improved consolidated results and the Financial Services segment contributed a $100 thousand increase. Of total consolidated net income in 2000 and 1999, the Employee Benefits segment contributed 67% and 44%, respectively, while the Financial Services segment contributed 33% and 56%, respectively.

The Employee Benefits segment began operations in 1999 by entering into an assumption reinsurance agreement on December 1, 1999 with AH&L NY to acquire a block of life and health insurance business. The subsequent operations resulting from this agreement resulted in net income of $1.4 million and $446 thousand being recorded in 2000 and 1999, respectively.

The Financial Services net income increased in 2000 primarily due to realized gains on fixed maturities in 2000 of $67 thousand compared to realized losses in 1999 of $6 thousand and increased margins and fees on larger asset balances from BOLI sales in 2000.

The Company's consolidated net income increased $231 thousand in 1999 when compared to 1998. The increase in 1999 was primarily due to the acquisition of AH&L NY and higher investment income resulting from increased BOLI sales.

In 2000, total revenues increased $14.4 million to $30.5 million when compared to 1999. The growth in revenues in 2000 was comprised of increased premium and fee income of $10.3 million, increased net investment income of $4.1 million and increased realized gain on investments of $73 thousand.

The increased premium and fee income in 2000 was comprised of growth in Employee Benefits and Financial Services premium and fee income of $10.1 million and $249 thousand, respectively.

Net investment income grew to $10.3 million and $6.3 million in 2000 and 1999, respectively, from $3.4 million in 1998, primarily due to BOLI sales each year, as well as a capital infusion from GWL&A of $16 million in 1999. The growth in both years was primarily in the Financial Services segment.

Realized investment income from fixed maturities increased from $6 thousand in 1999 to $67 thousand in 2000. The realized investment gain in 2000 was the result of sales of U.S. Treasury securities while the increase in interest rates in 1999 contributed to fixed maturity losses.

Total benefits and expenses increased $12.7 million in 2000 when compared to 1999. The Employee Benefits segment contributed $9.6 million of the increase in 2000 compared to the Financial Services segment, which contributed $3.1 million. The increase in total benefits and expenses was $12.3 million in 1999. The increase in total benefits and expenses in the Employee Benefits segment in 2000 and 1999 resulted from the acquisition of the group health and life business from AH&L NY in December 1999. The increases in Financial Services in both years relates to higher interest credits on BOLI account balances and increased operating expenses associated with growth in the Company's business.

Income tax expense increased $705 thousand in 2000 when compared to 1999. Income tax expense increased $38 thousand in 1999 when compared to 1998. The increase in income tax expense in 2000 reflected higher net earnings. The increase in income tax expense from 1998 to 1999 reflected higher earnings in 1999. The Company's effective tax rate was 39.7% in 2000 compared to 38.5% in 1999, due to higher state income taxes in 2000. The Company's effective tax rate was 38.5% in 1999 compared to 43.2% in 1998, due to lower state income taxes in 1999 compared to 1998.

In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts and self-funded equivalents. Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts, which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

Deposits for investment-type contracts increased $17.3 million in 2000 when compared to 1999, primarily due to BOLI deposits of $20.0 million in 1999 compared to $37.3 million in 2000. Deposits for investment-type contracts decreased $42.5 million in 1999 when compared to 1998 due to a single premium of $50.0 million on one case in 1998. BOLI sales are single premium and very large in nature, and therefore, can vary from year to year.

Deposits for separate accounts increased $5.0 million in 2000 when compared to 1999. Deposits for separate accounts decreased $3.4 million in 1999 when compared to 1998. This fluctuation is expected in the small market in which the Company operates.

Self-funded premium equivalents were $16,225 in 2000, the first full year of operations resulting from the AH&L NY assumption reinsurance agreement.

Total assets and liabilities increased $76.1 million or 44% when compared to 1999. The increase is primarily attributable to BOLI business.

2.      Other Matters

On October 6, 1999, GWL&A entered into an agreement with First Allmerica Financial Corporation ("Allmerica") to acquire, via reinsurance, Allmerica's group life and health insurance business on March 1, 2000. The Allmerica policies resident in the State of New York are expected to be underwritten and retained by the Company upon each policy renewal date. This business primarily consists of administrative services only and stop loss policies. The purchase price is based on a percentage of the premium and administrative fees in force at March 1, 2000 and March 1, 2001. Management does not expect the purchase price to have a material impact on the Company's financial statements.

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

On December 1, 1999, the Employee Benefits segment entered into a reinsurance transaction with AH&L NY. The results below reflect the operations for the Employee Benefits segment for the following periods:

       (Thousands)                                Years Ended December 31,
                                             -----------------------------------
                                                  2000               1999
                                             ---------------    ----------------
       INCOME STATEMENT DATA
        Premium income                    $        13,467    $         9,195
        Fee income                                  6,215                430
        Net investment income                       1,111
                                             ---------------    ----------------
        Total Revenues                             20,793              9,625
                                             ---------------    ----------------
                                             ---------------    ----------------

        Policyholder benefits                      14,431              8,378
        Operating expenses                          4,087                506
                                             ---------------    ----------------
        Total benefits and expenses                18,518              8,884
                                             ---------------    ----------------
        Income from operations                      2,275                741
        Income tax expense                            908                295
                                             ---------------    ----------------
        Net Income                        $         1,367    $           446

       Deposits to separate accounts                3,249
       Self-funded premium equivalents             16,225


During 2000, the Employee Benefits segment had an overall increase in its results of operations. The increases are due to the inclusion of a full year of operating results in 2000, versus only one month in 1999, due to the AH&L NY acquisition in December 1999. The Company also began marketing 401(k) savings plans to customers to complete the overall product offering in the Employee Benefits segment.

In 2001, the Company will continue to build upon the acquisition of the AH&L NY business though new sales and the addition of the Allmerica group life and health business.

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

The following is a summary of certain financial data of the Financial Services segment:

        (Thousands)                                  Years Ended December 31,
                                              ----------------------------------------
        INCOME STATEMENT DATA                    2000           1999          1998
                                              ------------   -----------   -----------
         Premium income                    $         98   $       (51)  $       (65)
         Fee income                                 362           262           143
         Net investment income                    9,222         6,278         3,367
         Realized investment gains                   67            (6)           74
        (losses)
                                              ------------   -----------   -----------
         Total Revenues                           9,749         6,483         3,519

         Policyholder benefits                    7,261         4,600         1,737
         Operating expenses                       1,373           960           387
                                              ------------   -----------   -----------
         Total benefits and expenses              8,634         5,560         2,124
                                              ------------   -----------   -----------
         Income from operations                   1,115           923         1,395
         Income tax expense                         438           346           603
                                              ------------   -----------   -----------
         Net Income                        $        677   $       577   $       792
                                              ============   ===========   ===========

         Deposits for investment-type
           Contracts                       $     37,344   $    20,000   $    62,528
         Deposits to separate accounts           11,189         9,389        12,776

Net income for Financial Services increased $100 thousand in 2000 and decreased $215 thousand in 1999. The realized investment gains increase of $73 thousand in 2000 was due primarily to realized gains on fixed maturities. The additional earnings in 2000 reflected larger earnings from an increased asset base, an increase in investment margins, and additional realized gains on fixed maturities. The decrease in 1999 was due primarily to higher benefits related to BOLI products and realized losses on fixed maturities in 1999 compared to realized gains in 1998.

Premium and fee income increased $249 thousand in 2000 compared to an increase of $133 thousand in 1999. The increase in 2000 was driven by higher fee income related to growth in the separate accounts.

Deposits for investment type contracts included BOLI deposits of $37.3 million in 2000 compared to $20.0 million in 1999. The nature of this type of product leads to large fluctuations from year to year.

In 2000, the deposits for separate accounts increased $1.8 million to $11.2 million. Deposits for separate accounts decreased $3.4 million in 1999 to $9.4 million. The separate account assets have increased by $7.5 million and $16.0 million in 2000 and 1999, respectively, due to the new deposits.

Net investment income increased $2.9 million in 2000 compared to 1999 and $2.9 million in 1999 compared to 1998 primarily due to BOLI sales, as well as a capital infusion from GWL&A of $16 million in 1999.

Total benefits and expenses increased $3.1 million in 2000 compared to $3.4 million in 1999 primarily due to additional interest credits on BOLI balances and increased operating expenses.

D.      INVESTMENTS

The Company's primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

A summary of the Company's general account invested assets follows:

       (Dollars in Thousands)                                      2000              1999
                                                              ---------------   ----------------

       Fixed maturities, available for sale, at fair       $     150,631        $   74,149
       value

       Fixed maturities, held-to-maturity, at amortized                             37,050
       cost

       Short-term investments                                     15,907             1,600
                                                              ---------------   ----------------
          Total invested assets                            $     166,538     $     112,799
                                                              ===============   ================

During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 unrealized gain associated with this transfer in other comprehensive income, net of tax.

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

The distribution of the fixed maturity portfolio by credit rating is summarized as:

        Credit Rating                       2000             1999
        -------------
                                        --------------   --------------
        AAA                                  62.8%            57.4%
        AA                                   14.3             11.2
        A                                     7.3             10.1
        BBB                                  15.6             21.3
                                        --------------   --------------
           TOTAL                            100.0%           100.0%
                                        ==============   ==============

E.      LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have liquidity requirements that are dependent upon the principal product lines currently offered. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported by long-term, fixed income investments.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $24.4 million and $7.0 million as of December 31, 2000 and 1999, respectively.

The Company and GWL&A have an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

F.      ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition practices.

See Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets are purchased to fund future benefit payments to its policyholders and contractholders. The primary risk of these assets is exposure to rising interest rates.

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

The Company has estimated the possible effects of interest rate changes at December 31, 2000. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $8 million. The cash flow projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flow was expected to be received. These spot rates in the benchmark calculation ranged from 7.14% to 8.01%.

                      Projected Cash Flows by Calendar Year ($ millions)

                                                              There-    Undiscounted     Fair

                   2000     2001    2002     2003     2004    after        Total        Value
                  -------  ------- -------- -------  ------- --------- --------------- ---------
Benchmark           13        13     19       14       19       139         219          144
Interest Rates
  up 1%             13        13     19       14       18       142         221          136


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the Company's Financial Statements for the years ended December 31, 2000 and 1999 and the Independent Auditors' Report thereon.

                First Great-West Life & Annuity Insurance Company
   (A wholly-owned subsidiary of Great-West Life & Annuity Insurance Company)
                    Financial Statements for the Years Ended
                        December 31, 2000, 1999, and 1998
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of First Great-West Life & Annuity Insurance Company:

We have  audited the  accompanying  balance  sheets of First  Great-West  Life &
Annuity  Insurance  Company (a  wholly-owned  subsidiary  of  Great-West  Life &
Annuity Insurance Company) as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITE & TOUCHE LLP




Denver, Colorado
January 29, 2001

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

==============================================================================================
(Dollars in Thousands, except for Share Information)

ASSETS                                                           2000                1999
------
                                                           -----------------   -----------------

INVESTMENTS:
  Fixed maturities:
    Held-to-maturity, at amortized cost
      (fair value $35,335)                               $                  $         37,050
    Available-for-sale, at fair value
      (amortized cost $148,522 and $77,740)                      150,631              74,149
  Short-term investments, available-for-sale (cost
    approximates fair value)                                      15,907               1,600
                                                           -----------------   -----------------
        Total Investments                                        166,538             112,799

OTHER ASSETS:
  Cash                                                             8,462               5,443
  Reinsurance receivable                                           1,924               1,426
  Deferred policy acquisition costs                                1,717               1,702
  Investment income due and accrued                                1,325               1,204
  Amounts receivable related to uninsured
    accident and health plans                                      2,069
  Other assets                                                     4,596               3,366
  Premiums in course of collection
    (net of allowances of $776 and $580)                           2,502                 537
  Deferred income taxes                                            1,107               2,050
  Due from Parent Corporation                                     10,207               3,302
  SEPARATE ACCOUNT ASSETS                                         47,359              39,881
                                                           -----------------   -----------------
TOTAL ASSETS                                             $       247,806    $        171,710
                                                           =================   =================


                                                                                 (Continued)

==============================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves                                        $       137,657    $         93,434
  Policy and contract claims                                       3,851               4,894
  Policyholder funds                                                 262                  93
GENERAL LIABILITIES:
  Bank overdrafts                                                  8,954               1,508
  Contract deposits                                                7,761
  Other liabilities                                                5,888               1,286
  SEPARATE ACCOUNT LIABILITIES                                    47,359              39,881
                                                           -----------------   -----------------

        Total Liabilities                                        211,732             141,096
                                                           -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 2,500 shares
    Authorized, issued, and outstanding                            2,500               2,500
  Additional paid-in capital                                      28,600              28,600
  Accumulated other comprehensive income (loss)                    1,082              (2,334)
  Retained earnings                                                3,892               1,848
                                                           -----------------   -----------------
        Total Stockholder's Equity                                36,074              30,614
                                                           -----------------   -----------------
        TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY                             $       247,806    $        171,710
                                                           =================   =================


See notes to financial statements.                                               (Concluded)



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

==============================================================================================
(Dollars in Thousands)

                                                     2000             1999            1998
                                                ---------------  ---------------  --------------
REVENUES:

  Premium income, net of premium ceded
    of $109, $64, and $65                     $     13,565     $      9,144     $         (65)
  Fee income                                         6,577              692               143
  Net investment income                             10,333            6,278             3,367
  Net realized gains (losses) on investments            67               (6)               74
                                                ---------------  ---------------  --------------

                                                    30,542           16,108             3,519
                                                ---------------  ---------------  --------------
BENEFITS AND EXPENSES:
  Life and other policy benefits, net of
    reinsurance recoveries of $964, $740,
    and $75                                         15,625            4,391                50
  (Decrease) increase in reserves                     (944)           4,003
  Interest paid or credited to
   Contractholders                                   7,011            4,584             1,687
  General and administrative expenses                5,460            1,466               387
                                                ---------------  ---------------  --------------

                                                    27,152           14,444             2,124
                                                ---------------  ---------------  --------------

INCOME BEFORE INCOME TAXES                           3,390            1,664             1,395

PROVISION FOR INCOME TAXES:
  Current                                            2,307               65             1,920
  Deferred                                            (961)             576            (1,317)
                                                ---------------  ---------------  --------------

                                                     1,346              641               603
                                                ---------------  ---------------  --------------

NET INCOME                                    $      2,044     $      1,023     $         792
                                                ===============  ===============  ==============



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==============================================================================================
(Dollars in Thousands, except for Share Information)

                                                                                       Accumulated
                                                                       Additional         Other

                                                                        Paid-in       Comprehensive       Retained
                                           Shares         Amount        Capital       Income (Loss)       Earnings        Total
                                        -------------  -------------  -------------   ---------------   -------------  -------------

BALANCE, JANUARY 1, 1998                     2,500   $      2,500   $      4,000   $           5     $          33   $      6,538
    Net income                                                                                                 792            792
    Other comprehensive income                                                               712                              712
                                                                                                                       -------------
  Comprehensive income                                                                                                      1,504
                                                                                                                       -------------
  Capital contribution                                                     8,600                                            8,600
                                        -------------  -------------  -------------   ---------------   -------------  -------------
BALANCE, DECEMBER 31, 1998                   2,500          2,500         12,600             717               825         16,642

    Net income                                                                                               1,023          1,023
    Other comprehensive income                                                            (3,051)                          (3,051)
(loss)
                                                                                                                       -------------
  Comprehensive income (loss)                                                                                              (2,028)
                                                                                                                       -------------
  Capital contribution                                                    16,000                                           16,000
                                        -------------  -------------  -------------   ---------------   -------------  -------------
BALANCE, DECEMBER 31, 1999                   2,500          2,500         28,600          (2,334)            1,848         30,614

  Net income                                                                                                 2,044          2,044
  Other comprehensive income                                                               3,416                            3,416
                                                                                                                       -------------
Comprehensive income                                                                                                        5,460
                                        -------------  -------------  -------------   ---------------   -------------  -------------
BALANCE, DECEMBER 31, 2000                   2,500   $      2,500   $     28,600   $       1,082     $       3,892   $     36,074
                                        =============  =============  =============   ===============   =============  =============









See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==============================================================================================
(Dollars in Thousands)

                                                         2000           1999           1998
                                                      ------------   ------------  -------------
OPERATING ACTIVITIES:

  Net income                                        $    2,044    $      1,023   $        792
  Adjustments to reconcile net income to net cash
    Provided by operating activities
      Amortization of investments                       (1,032)             59             12
      Realized (losses) gains on sale of                   (67)              6            (74)
investments

      Amortization of deferred acquisition costs           213             112
      Deferred income taxes                               (961)            576         (1,317)
  Changes in assets and liabilities:
      Accrued interest and other receivables            (2,086)         (1,046)          (671)
      Policy benefit liabilities                         5,902          13,389          1,859
      Reinsurance receivable                              (498)         (1,303)          (123)
      Bank overdrafts                                    7,446           1,508
      Contract deposits                                  7,761
      Other, net                                           695          (2,765)        (1,361)
                                                      ------------   ------------  -------------
        Net cash provided by (used in)
          operating activities                          19,417          11,559           (883)
                                                      ------------   ------------  -------------

INVESTING ACTIVITIES:

Proceeds from sales, maturities, and redemptions of investments:

  Fixed maturities:
    Held-to-maturity                                       667             447
    Available-for-sale                                  50,107          15,683         73,340

Purchases of investments:
  Fixed maturities:
    Held-to-maturity                                   (14,144)        (23,000)       (14,500)
    Available-for-sale                                 (83,570)        (31,066)      (131,924)
                                                      ------------   ------------  -------------
        Net cash used in investing activities       $  (46,940)   $    (37,936)  $    (73,084)
                                                      ------------   ------------  -------------









See notes to financial statements.                                                (Continued)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
==============================================================================================
(Dollars in Thousands)

                                                         2000           1999           1998
                                                      ------------   ------------  -------------
FINANCING ACTIVITIES:

  Contract deposits, net of withdrawals                 37,447         20,494         62,502
  Due (from) to Parent Corporation                      (6,905)        (5,379)         1,922
  Capital contributions                                                16,000          8,600
                                                      ------------   ------------  -------------
        Net cash provided by financing activities       30,542         31,115         73,024
                                                      ------------   ------------  -------------

NET INCREASE (DECREASE) IN CASH                          3,019          4,738           (943)

CASH, BEGINNING OF YEAR                                  5,443            705          1,648
                                                      ------------   ------------  -------------

CASH, END OF YEAR                                   $    8,462    $     5,443    $       705
                                                      ============   ============  =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid (received) during the year for:

    Income taxes                                    $    2,217    $    (1,073)   $     2,390


See notes to financial statements.                                                (Concluded)

                                       45

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
================================================================================
(Dollars in Thousands)

1.      ORGANIZATION

        First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. On December 29, 1997, the Company issued an additional 500 shares of common stock to the Parent Corporation for $500. The Company was licensed as an insurance company in the State of New York on May 28, 1997. The Company does business in New York through two business segments, as discussed in Note 9.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash - Cash includes only amounts in demand deposit accounts.

        Investments - Management determines the classification of fixed maturities at the time of purchase. Fixed maturities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost unless fair value is less than cost and the decline is deemed to be other than temporary, in which case they are written down to fair value and a new cost basis is established (See Note 5).

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

        Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new and renewal business, have been deferred to the extent recoverable. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs was $213, $112, and $0 in 2000, 1999, and 1998, respectively.

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

        Policy Reserves - Life insurance reserves of $137,516 and $93,315 at December 31, 2000 and 1999, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $141 and $119 are carried at contractholders' account value at December 31, 2000 and 1999, respectively.

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

        Revenue Recognition - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company was required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB No. 101 did not affect the Company's revenue recognition policies.

        Recognition of Premium Income and Expenses - Life insurance premiums are recognized when due. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period, and are realized as assessed and earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts.

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

        Regulatory Requirements - In accordance with the requirements of the State of New York, the Company must demonstrate adequate capital, as defined. At December 31, 2000, the Company was in compliance with the requirement.

        The Company is also required to maintain an investment deposit in the amount of $5,000 in cash or investment certificates with the New York Insurance Commissioner for the protection of policyholders in the event the Company is unable to satisfactorily meet its contractual obligations. A United States Treasury obligation, whose cost approximates market value, was designated to meet this requirement at December 31, 2000.

        Reclassifications - Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

3.      RELATED-PARTY TRANSACTIONS

        The Company and the Parent Corporation have service agreements whereby the Parent Corporation administers, distributes, and underwrites business for the Company and administers the Company's investment portfolio, and whereby, the Company provides certain services for the Parent Corporation. The amounts recorded are based upon management's best estimate of actual costs incurred and resources expended based upon number of policies and/or certificates in force. These transactions are summarized as follows:

                                                                  Years Ended
                                                                  December 31,
                                                      -------------------------------------
                                                         2000         1999         1998
        ============================================  -----------  -----------  -----------
        Investment management expense
          (included in net investment income)       $      128   $       96   $       47

        Administrative services
          (included in operating expenses)                 (19)         (28)         (48)


==============================================================================================


          The Company and the Parent Corporation have an agreement whereby the Parent Corporation has committed to provide certain financial support related to maintaining adequate regulatory surplus and liquidity.

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

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2000 and 1999, the reinsurance receivable had a carrying value of $1,924 and $1,426, respectively.

        Total reinsurance premiums ceded to the Parent Corporation in 2000, 1999, and 1998 were $77, $43, and $61, respectively.

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

        The following schedule details life insurance in force and life and accident/health premiums:

                                              Ceded       Assumed                    Percentage
                                           Primarily to  Primarily                   of Amount
                               Gross        the Other    From Other       Net         Assumed
                               Amount       Companies    Companies       Amount        To Net
                            -------------  ------------- -----------  -------------  -----------
        December 31, 2000:
          Life insurance in force:
            Individual    $    468,463   $    125,222   $           $    343,241        0.0%
            Group              623,454                                   623,454        0.0%
                            -------------  ------------- -----------  -------------
                Total     $  1,091,917   $    125,222   $           $    966,695
                            =============  ============= ===========  =============

          Premium Income:
            Life          $      3,193   $         76   $           $      3,117        0.0%
        insurance
                                 8,591             76        1,933        10,448       18.5%
        Accident/health

                            -------------  ------------- -----------  -------------
                Total     $     11,784   $        152   $    1,933  $     13,565
                            =============  ============= ===========  =============

        December 31, 1999:
          Life insurance in force:
            Individual    $    329,346   $    125,688   $           $    203,658        0.0%
            Group            1,075,000                                 1,075,000        0.0%
                            -------------  ------------- -----------  -------------
                Total     $  1,404,346   $    125,688   $           $  1,278,658
                            =============  ============= ===========  =============

          Premium Income:
            Life          $        685   $         57   $       93  $        721       12.9%
        insurance
                                 9,471          1,064           23         8,430        0.3%
        Accident/health

                            -------------  ------------- -----------  -------------
                Total     $     10,156   $      1,121   $      116  $      9,151
                            =============  ============= ===========  =============

        December 31, 1998:
          Life insurance in force:
            Individual    $    251,792   $    173,773   $           $     78,019        0.0%
            Group                                                                       0.0%
                            -------------  ------------- -----------  -------------
                Total     $    251,792   $    173,773   $           $     78,019
                            =============  ============= ===========  =============

          Premium Income:
            Life          $              $              $           $                   0.0%
        insurance
                                                   61                        (61)       0.0%
        Accident/health

                            -------------  ------------- -----------  -------------
                Total     $              $         61   $           $        (61)
                            =============  ============= ===========  =============


5.      SUMMARY OF INVESTMENTS

        Fixed maturities owned at December 31, 2000 are summarized as follows:

                                                Gross        Gross      Estimated
                                  Amortized   Unrealized   Unrealized     Fair       Carrying
                                    Cost        Gains        Losses       Value        Value
                                  ----------  -----------  -----------  ----------   ----------
        Available-for-Sale:
          U.S. Government       $   52,169  $    1,454   $       25   $   53,598  $    53,598
        Agencies
          Collateralized
        mortgage

            obligations              9,953                      237        9,716        9,716
          Public utilities           7,000         218                     7,218        7,218
          Corporate bonds           29,029         160          991       28,198       28,198
          Asset backed              50,371       1,743          213       51,901       51,901
        securities

                                  ----------  -----------  -----------  ----------   ----------
                                $  148,522  $    3,575   $    1,466   $  150,631  $   150,631
                                  ==========  ===========  ===========  ==========   ==========

        Fixed maturities owned at December 31, 1999 are summarized as follows:

                                                Gross        Gross      Estimated
                                  Amortized   Unrealized   Unrealized     Fair       Carrying
                                    Cost        Gains        Losses       Value        Value
                                  ----------  -----------  -----------  ----------   ----------
        Held-to-Maturity:
          U.S. Government       $           $            $            $           $
        Agencies
          Collateralized
        mortgage

            obligations

          Public utilities           7,000           2                     7,002        7,000
          Corporate bonds           14,284                      825       13,459       14,284
          Asset backed              15,766                      892       14,874       15,766
        securities

                                  ----------  -----------  -----------  ----------   ----------
                                $   37,050  $        2   $    1,717   $   35,335  $    37,050
                                  ==========  ===========  ===========  ==========   ==========

        Available-for-Sale:
          U.S. Government       $   22,917  $            $      635   $   22,282  $    22,282
        Agencies
          Collateralized
        mortgage

            obligations             19,952                    1,371       18,581       18,581
          Public utilities
          Corporate bonds           15,007                    1,025       13,982       13,982
          Asset backed              19,864                      560       19,304       19,304
        securities

                                  ----------  -----------  -----------  ----------   ----------
                                $   77,740  $            $    3,591   $   74,149  $    74,149
                                  ==========  ===========  ===========  ==========   ==========

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

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-Sale

                                             ------------------------
                                             Amortized    Estimated
                                                Cost      Fair Value

                                             -----------  -----------
        Due in one year or less            $    2,634   $    2,767
        Due after one year through five        18,102       18,815
        years
        Due after five years through ten       47,308       47,333
        years
        Due after ten years                     2,298        2,254
        Mortgage-backed securities             27,808       27,561
        Asset-backed securities                50,372       51,901
                                             -----------  -----------
                                           $  148,522   $  150,631
                                             ===========  ===========

        Proceeds from sales of securities available-for-sale were $44,237, $15,158, and $68,109 during 2000, 1999, and 1998, respectively. The realized gains on such sales totaled $296, $15, and $201 for 2000, 1999, and 1998, respectively. The realized losses totaled $229, $21, and $127 for 2000, 1999, and 1998, respectively.

        During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 unrealized gain associated with this transfer in other comprehensive income, net of tax.

6.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                               December 31,
                                             --------------------------------------------------
                                                      2000                      1999
                                             ------------------------  ------------------------
                                              Carrying    Estimated     Carrying    Estimated
                                               Amount     Fair Value     Amount     Fair Value
                                             -----------  -----------  -----------  -----------
        ASSETS:

          Fixed maturities and short-term
            Investments                    $  166,538   $  166,538   $  112,799   $  111,084
        LIABILITIES:
          Annuity contract reserves
        without

            life contingencies                    141          141          119          119

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

        The carrying amounts for receivables and liabilities reported in the balance sheet approximate fair value due to their short-term nature.

7.      FEDERAL INCOME TAXES

        The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                 2000           1999           1998
                                              -----------    -----------    ------------
        Federal tax rate                          35.0   %       35.0   %       35.0    %
        Change in tax rate resulting from:
                State taxes                        5.6            4.6            6.8
                Other                             (0.9)          (1.1)           1.4
                                              -----------    -----------    ------------
        Total                                     39.7   %       38.5   %       43.2    %
                                              ===========    ===========    ============

        Temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                               2000                   1999
                                        --------------------   --------------------

                                        Deferred   Deferred    Deferred   Deferred
                                          Tax        Tax         Tax        Tax
                                         Asset     Liability    Asset     Liability
                                        ---------  ---------   ---------  ---------
        Policy reserves               $    204              $     128
        Deferred policy
          acquisition costs                      $     601              $     596
        Deferred acquisition

          cost proxy tax                 2,226                  1,312
        Investment assets                              753      1,254
        State taxes                         31                                 48
                                        ---------  ---------   ---------  ---------
        Total deferred taxes          $  2,461   $   1,354  $   2,694   $     644
                                        =========  =========   =========  =========

        Amounts  related to  investment  assets above  include $738 and $(1,256)
        related  to  the  unrealized  gains  (losses)  on  the  Company's  fixed maturities available-for-sale at December 31, 2000, and 1999, respectively. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

        The Company and its Parent have entered into an income tax allocation agreement whereby the Parent could file a consolidated federal income tax return. Under the agreement the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis. In 2000, the Company will file on a consolidated basis with its Parent.

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

        Other comprehensive income (loss) at December 31, 2000 is summarized as follows:

                                                                     Tax
                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on

          available-for-sale securities:
          Unrealized holding gains

            arising during the period        $        5,700  $        (1,995) $        3,705
                                               --------------   --------------  ---------------
          Net unrealized gains                        5,700           (1,995)          3,705
        Reserve and DAC adjustment                     (444)             155            (289)
                                               --------------   --------------  ---------------
        Other comprehensive income (loss)    $        5,256  $        (1,840) $        3,416
                                               ==============   ==============  ===============

        Other comprehensive income (loss) at December 31, 1999 is summarized as follows:

                                                                     Tax

                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on

          available-for-sale securities:
          Unrealized holding gains

            Arising during the period        $       (5,425) $         1,900  $       (3,525)
                                               --------------   --------------  ---------------
          Net unrealized gains                       (5,425)           1,900          (3,525)
        Reserve and DAC adjustment                      729             (255)            474
                                               --------------   --------------  ---------------
        Other comprehensive income (loss)    $       (4,696) $         1,645  $       (3,051)
                                               ==============   ==============  ===============


        Other comprehensive income at December 31, 1998 is summarized as follows:

                                                                     Tax

                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on

          available-for-sale securities:
          Unrealized holding gains

            Arising during the period        $        1,826  $          (639) $        1,187
                                               --------------   --------------  ---------------
          Net unrealized gains                        1,826             (639)          1,187
        Reserve and DAC adjustment                     (730)             255            (475)
                                               --------------   --------------  ---------------
        Other comprehensive income           $        1,096  $          (384) $          712
                                               ==============   ==============  ===============

9.      SEGMENT INFORMATION

        During 2000 and 1999, the Company had two reportable segments: Employee Benefits and Financial Services. During 1998, the Company had only one reportable segment, Financial Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, as each segment has unique distribution channels. The Employee Benefits segment markets group life and health and 401(k) products to small and mid-sized corporate employers. The Financial Services segment primarily markets products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses. In both 2000 and 1999 the Financial Services segment sold large dollar bank-owned life insurance policies to a limited number of customers. Accordingly, these transactions account for the majority of the investment assets and reserves, and significantly impact the results of operations, of this segment.

        The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations after income taxes.

        The Company's operations are not materially dependent on one or a few customers, brokers, or agents.

        Summarized segment financial information for the year ended and as of December 31, 2000 was as follows:

        Operations:                              Employee         Financial
                                                 Benefits         Services          Total
                                               --------------   --------------  ---------------
        Revenue:

          Premium income                     $       13,467  $            98  $       13,565
          Fee income                                  6,215              362           6,577
          Net investment income                       1,111            9,222          10,333
          Realized investment gains                                       67              67
                                               --------------   --------------  ---------------
        Total revenue                                20,793            9,749          30,542
        Benefits and Expenses:

          Benefits                                   14,431            7,261          21,692
          Operating expenses                          4,087            1,373           5,460
                                               --------------   --------------  ---------------
        Total benefits and expenses                  18,518            8,634          27,152

        Net operating income before

          Income taxes                                2,275            1,115           3,390
        Income taxes                                    908              438           1,346
                                               --------------   --------------  ---------------
        Net income                           $        1,367  $           677  $        2,044
                                               ==============   ==============  ===============

        Assets:

        Investment assets                    $       16,906  $       149,284  $      166,538
        Other assets                                 24,207           10,050          33,909
        Separate account assets                                       47,359          47,359
                                               --------------   --------------  ---------------
        Total assets                         $       41,113  $       206,693  $      247,806
                                               ==============   ==============  ===============

        Summarized segment financial information for the year ended and as of December 31, 1999 was as follows:

        Operations:                              Employee         Financial
                                                 Benefits         Services          Total
                                               --------------   --------------  ---------------
        Revenue:

          Premium income                     $        9,195  $           (51) $        9,144
          Fee income                                    430              262             692
          Net investment income                                        6,278           6,278
          Realized investment gains (losses)                              (6)             (6)
                                               --------------   --------------  ---------------
        Total revenue                                 9,625            6,483          16,108
        Benefits and Expenses:

          Benefits                                    8,378            4,600          12,978
          Operating expenses                            505              961           1,466
                                               --------------   --------------  ---------------
        Total benefits and expenses                   8,883            5,561          14,444

        Net operating income before

          Income taxes                                  741              923           1,664
        Income taxes                                    295              346             641
                                               --------------   --------------  ---------------
        Net income                           $          446  $           577  $        1,023
                                               ==============   ==============  ===============

        Assets:

        Investment assets                    $               $       112,799  $      112,799
        Other assets                                  7,851           11,179          19,030
        Separate account assets                                       39,881          39,881
                                               --------------   --------------  ---------------
        Total assets                         $        7,851  $       163,859  $      171,710
                                               ==============   ==============  ===============


10.     ACQUISITION

               On October 6, 1999, the Parent entered into a purchase and sale agreement (the Agreement) with First Allmerica Financial Corporation (Allmerica) to acquire, via assumption reinsurance, Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop loss policies. The in-force business will be immediately coinsured back to Allmerica and is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement, will be based on a percentage of the amount in-force at March 1, 2000 contingent on the persistency of the block of business through March 2001. Management does not expect the purchase price to have a material impact on the Company's financial statements.

11.     DIVIDEND RESTRICTIONS AND CODIFICATION

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                      2000            1999          1998
        =====================    --------------  -------------  ------------
                                  (Unaudited)
        Net income (loss)      $        27      $     1,202    $    (2,182)
        Capital and surplus         26,999           29,289         12,808
                                   ========================================

        In March 1998,  the  National  Association  of  Insurance  Commissioners
        adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Division of Insurance will require adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of Codification as modified by the New York Division of Insurance will increase statutory net worth as of January 1, 2001, by approximately $2,795 (Unaudited). (The modifications adopted by the New York Division of Insurance had the effect of decreasing the effect on statutory net worth by approximately $2,901 (Unaudited).)

        As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends, which can be paid to stockholders, is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $2,700 in 2001. The Company paid no dividends in 2000 and 1999. Dividends are paid as determined by the Board of Directors.

                                       74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

                                                Served as

                                                 Director              Principal Occupation(s)
                Director              Age          From                  For Last Five Years
        -------------------------    ------   ---------------   --------------------------------------

        Marcia D. Alazraki            59           1996         Partner, Kalkines, Arky, Zall &
                                                                Bernstein LLP (a law firm) since
                                                                January, 1998; previously Counsel,
                                                                Simpson Thacher & Bartlett (a law
                                                                firm)

        James Balog (1)               72           1997         Company Director

        James W. Burns, O.C.          71           1997         Chairman of the Boards of Great-West
                                                                Lifeco, Great-West Life, London
                                                                Insurance Group Inc. and London Life
                                                                Insurance Company; Deputy Chairman,
                                                                Power Corporation

        Orest T. Dackow (1)           64           2000         Company Director since April 2000;
                                                                previously President and Chief
                                                                Executive Officer, Great-West Lifeco

        Paul Desmarais, Jr.           46           1997         Chairman and Co-Chief Executive
                                                                Officer, Power Corporation;
                                                                Chairman, Power Financial

        Robert Gratton                57           1997         Chairman of the Board of GWL&A;
                                                                President and Chief Executive
                                                                Officer, Power Financial

        Stuart Z. Katz                58           1997         Partner, Fried, Frank, Harris,
                                                                Shriver & Jacobson (a law firm)

        William T. McCallum           58           1997         Chairman, President and Chief
                                                                Executive Officer of the Company;
                                                                President and Chief Executive
                                                                Officer, GWL&A; Co-President and
                                                                Chief Executive Officer, Great-West
                                                                Lifeco




        Brian E. Walsh (1)            47           1997         Managing Partner, Veritas Capital
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

J. Balog       .......       Transatlantic Holdings Inc.
               .......       Phoenix-Zweig Advisers, LLC
               .......       Euclid Fund

W.T. McCallum  .......Maxim Series Fund, Inc.
               .......       Orchard Series Fund
               .......       Variable Annuity Account A

B.      IDENTIFICATION OF EXECUTIVE OFFICERS

                                                   Served
                                                     as

                                                  Executive

                                                   Officer             Principal Occupation(s)
             Executive Officer          Age         From                 For Last Five Years
        ----------------------------   -------   ------------   --------------------------------------

        William T. McCallum              58         1997        Chairman, President and Chief
        Chairman, President and                                 Executive Officer of the Company;
        Chief Executive Officer                                 President and Chief Executive
                                                                Officer, GWL&A;  Co-President and
                                                                Chief Executive Officer, Great-West
                                                                Lifeco

        Mitchell T.G. Graye              45         1997        Executive Vice President and Chief
        Executive Vice President                                Financial Officer of the Company and
        and Chief Financial Officer                             GWL&A

        James D. Motz                    51         1997        Executive Vice President, Employee
        Executive Vice President,                               Benefits of the Company, GWL&A
        Employee Benefits

        Douglas L. Wooden                44         1997        Executive Vice President, Financial
        Executive Vice President,                               Services of the Company and GWL&A
        Financial Services

        John A. Brown                    53         1992        Senior Vice President, BenefitsCorp
        Senior Vice President,                                  Healthcare Markets of the Company
        BenefitsCorp Healthcare
        Markets

        Mark S. Hollen                   42         2000        Senior Vice President, FASCorp of
        Senior Vice President,                                  the Company
        FASCorp

        D. Craig Lennox                  53         1997        Senior Vice President, General
        Senior Vice President,                                  Counsel and Secretary of the Company
        General Counsel and                                     and GWL&A
        Secretary

                                                   Served
                                                     as

                                                  Executive

                                                   Officer             Principal Occupation(s)
             Executive Officer          Age         From                 For Last Five Years
        ----------------------------   -------   ------------   --------------------------------------

        Steve H. Miller                  48         1997        Senior Vice President, Employee
        Senior Vice President,                                  Benefits Sales of the Company and
        Employee Benefits Sales                                 GWL&A

        Charles P. Nelson                40         1998        President, BenefitsCorp
        President, BenefitsCorp

        Martin Rosenbaum                 48         1997        Senior Vice President, Employee
        Senior Vice President,                                  Benefits Finance of the Company and
        Employee Benefits Finance                               GWL&A

        Gregory E. Seller                47         1997        Senior Vice President, BenefitsCorp
        Senior Vice President,                                  Government Markets of the Company
        BenefitsCorp Government                                 and GWL&A
        Markets

        Robert K. Shaw                   45         1997        Senior Vice President, Individual
        Senior Vice President,                                  Markets of the Company and GWL&A
        Individual Markets

        George D. Webb                   57         1999        Senior Vice President of the Company
        President,                                              since July 1999; previously
        Advised Assets Group, Inc.                              Principal, William M. Mercer
                                                                Investment Consulting Inc. (an
                                                                investment consulting company)

        Jay W. Wright                    49         2001        Senior Vice President,
        Senior Vice President,                                  Employee Benefits of the Company
        Employee Benefits

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

B.......COMPENSATION OF DIRECTORS

For each director of the Company who is not also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $10,000. For each director of the Company who is also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $5,000. The Company pays each director a meeting fee of $1,000 for each meeting of the Board of Directors, or a committee thereof, attended. In addition, all directors are reimbursed for incidental expenses. The above amounts are paid in the currency of the country of residence of the director.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information, as of March 1, 2001, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

(1) 100% of the Company's 2,500 outstanding common shares are owned by Great West Life & Annuity Insurance Company, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(2) 100% of the outstanding common shares of Great-West Life & Annuity Insurance Company's are owned by GWL&A Financial Inc., 8515 East Orchard Road, Greenwood Village, Colorado 80111.

(3) 100% of the outstanding common shares of GWL&A Financial Inc. are owned by GWL&A Financial (Nova Scotia) Co., Suite 800, 1959 Upper Water Street, Halifax, Nova Scotia, Canada B3J 2X2.


(4) 100% of the outstanding common shares of GWL&A Financial (Nova Scotia) Co. are owned by GWL&A Financial (Canada) Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(5) 100% of the outstanding common shares of GWL&A Financial (Canada) Inc. are owned by Great-West Lifeco Inc., 100 Osborne Street North, Winnipeg, Manitoba, Canada R3C 3A5.

(6) 81.7% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

B.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets out the number of equity securities, and exercisable options (including options which will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of February 1, 2001, by (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.

         ------------------------ -- ------------------ -- ----------------- -- ------------------
                                        Great-West         Power Financial            Power
                                        Lifeco Inc.          Corporation         Corporation of
                                                                                     Canada
                                            (1)                  (2)                   (3)
         Directors

         M.D. Alazraki                       -                    -                     -

         J. Balog                            -                    -                     -

         J. W. Burns                      153,659               8,000                400,640
                                                                                 200,000 options

         O.T. Dackow                      79,973                  -                     -
                                 200,000 options

         P. Desmarais, Jr.                43,659                  -                   1,533
                                                                                1,878,000 options

         R. Gratton                       330,000              310,000                7,851
                                                              6,780,000
                                                               options

         S.Z. Katz                           -                    -                     -

         W.T. McCallum                    55,874                19,500                  -
                                 650,000 options

         B.E. Walsh                          -                    -                     -


         Directors and
         Executive Officers as
         a Group

                                          738,635              450,500               410,824
                                     1,739,000 options        6,850,000         2,078,000 options
                                                               options
         ------------------------ -- ------------------ -- ----------------- -- ------------------

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

The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 2.0% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 2.1% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers as a group represents 1.2 % of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

None of the remaining holdings set out above exceed 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

M.D. Alazraki, a director of the Company, is a partner with Kalkines, Arky, Zall & Bernstein, a law firm which provided legal services to the Company. In 2000, the amount of such services was $103,282.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

The documents identified below are filed as a part of this report:

A.      INDEX TO FINANCIAL STATEMENTS

        Independent Auditors' Report On Financial Statements for the years ended December 31, 2000 and 1999

        Balance Sheets as of December 31, 2000 and 1999

        Statements of Income for the years ended December 31, 2000 and 1999

        Statements of Stockholder's Equity for the years ended December 31, 2000 and 1999

        Statements of Cash Flows for the years ended December 31, 2000 and 1999

        Notes to Financial Statements for the years ended December 31, 2000 and 1999

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

             10.3 -Administration Services Agreement between First Great-West Life & Annuity Insurance Company and Great-West Life & Annuity Insurance Company, respecting employee benefits business.

           Exhibit

            Number                               Title

             10.4       -  Financial Support Agreement between First Great-West
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

                        Director's Power of Attorney for Orest T. Dackow filed herewith.

C.      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.

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

Date:  March 28, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Signature and Title                        Date
--------------------------------------------------------------------------------


/s/   William T. McCallum                                       March 28, 2001
--------------------------------------------------------------
William T. McCallum

Chairman, President, Chief Executive Officer and a Director

/s/   Mitchell T.G. Graye                                       March 28, 2001
--------------------------------------------------------------
Mitchell T.G. Graye

Executive Vice President and Chief Financial Officer

/s/   Glen R. Derback                                           March 28, 2001
--------------------------------------------------------------
Glen R. Derback
Vice President and Treasurer

/s/   Marcia D. Alazraki *                                      March 28, 2001
--------------------------------------------------------------
Marcia D. Alazraki, Director

/s/   James Balog *                                             March 28, 2001
--------------------------------------------------------------
James Balog, Director

                         Signature and Title                         Date
--------------------------------------------------------------------------------


/s/   James W. Burns *                                          March 28, 2001
--------------------------------------------------------------
James W. Burns, Director

/s/   Orest T. Dackow *                                         March 28, 2001
--------------------------------------------------------------
Orest T. Dackow, Director

/s/   Paul Desmarais, Jr. *                                     March 28, 2001
--------------------------------------------------------------
Paul Desmarais, Jr., Director

/s/   Robert Gratton *                                          March 28, 2001
--------------------------------------------------------------
Robert Gratton, Director

/s/   Stuart Z. Katz *                                          March 28, 2001
--------------------------------------------------------------
Stuart Z. Katz, Director

/s/   Brian E. Walsh *                                          March 28, 2001
--------------------------------------------------------------
Brian E. Walsh, Director

*  By:  /s/   D. Craig Lennox                                   March 28, 2001
--------------------------------------------------------------
D. Craig Lennox

Attorney-in-fact pursuant to filed Powers of Attorney


--------------------------------------------------------------


                                  EXHIBIT 10.3

                        ADMINISTRATIVE SERVICES AGREEMENT

               This Administrative Services Agreement (this "Agreement") is made effective as of 12:01 am., Eastern Standard Time, on the 31st day of August, 1999 ("Effective Date"), by and between GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY, a Colorado corporation ("Provider") and FIRST GREAT-WEST LIFE & ANNUTY INSURANCE COMPANY, a New York stock life insurance corporation ("Company").

               WHEREAS, Provider has extensive experience in the operation of an insurance business and is currently providing certain services to Company pursuant to the terms of an "Administration Services Agreement" made as of the 15th day of May 1997 (the "Prior Agreement"); and

               WHEREAS, Company desires Provider to perform administrative and special services (collectively, "services") for Company and to make use in its day-to-day operations of certain property, equipment and facilities (collectively, "facilities") of Provider as Company may request in connection with certain new group life and health insurance business programs of the Company as set forth on Exhibit A hereto (the "new group life and health insurance operations"); and

               WHEREAS,   Provider   and  Company   contemplate   that  such  an
arrangement will achieve certain operating economies and improve services to the mutual benefit of both; and

               WHEREAS, Provider and Company wish to assure that all charges for services and the use of facilities incurred hereunder are reasonable and in accordance with the requirements of New York Insurance Department Regulation No.33 and to the extent practicable reflect actual costs and are arrived at in a fair and equitable manner, and that estimated costs, whenever used, are adjusted periodically, to bring them into alignment with actual costs; and

               WHEREAS, Provider and Company wish to identify the services to be rendered to Company by Provider and the facilities to be used by Company and to provide a method of fixing bases for determining the charges to be made to
Company:

               NOW, THEREFORE, in consideration of the premises and of the mutual promises set forth herein, and intending to be legally bound hereby, Provider and Company agree as follows:

               PERFORMANCE OF SERVICES AND USE OF FACILITIES. Subject to the terms, conditions and limitations of this Agreement, Provider agrees to the extent requested by Company to perform diligently and in a professional manner such services for Company as Company determines to be reasonably necessary in the conduct of its new group life and health insurance operations. Subject to the terms, conditions and limitations of this Agreement, Provider agrees to the extent requested by Company to make available to Company such of its facilities as Company and Provider may mutually determine to be reasonably necessary in the conduct of its new group life and health insurance operations, including but not limited to data processing equipment, business property (whether owned or leased) and communications equipment.

               Provider agrees at all times to maintain sufficient facilities and trained personnel of the kind necessary to perform this Agreement. Provider shall obtain and maintain all such licenses, permits, authorizations and approvals necessary for Provider to perform its obligations hereunder.

               With the Company's prior written consent, Provider may arrange to furnish such services through one or more of its affiliates, subject to the terms, conditions and limitations set forth herein. The Provider shall furnish the Company with written confirmation of the nature and extent of services to be provided to the Company by such affiliates and the location(s) at which such services shall be performed. Any such affiliate shall agree in writing to observe and be bound by all terms and conditions of this Agreement in performing such services and its records shall be subject to inspection, audit and examination by the Company in accordance with Section 4 and 5 hereof. Charges for such services shall be determined consistent with the requirements of
Section 3, and shall be included in the statement furnished by the Provider to the Company pursuant thereto. Provider shall, at all times, remain liable to the Company for the performance of services by such affiliates to the same extent as if they had been performed by Provider itself. CAPACITY OF PERSONNEL AND STATUS OF FACILITIES Whenever Provider utilizes its personnel to perform services for Company pursuant to this Agreement, such personnel shall at all times remain employees of Provider subject solely to its direction and control, and Provider shall alone retain full liability to such employees for their welfare, salaries, fringe benefits, legally required employer contributions and tax obligations.

               No facility of Provider used in performing services for or subject to use by Company shall be deemed to be transferred, assigned, conveyed or leased by performance or use pursuant to this Agreement.

EXERCISE OF JUDGMENT IN RENDERING SERVICES. In providing any services hereunder which require the exercise of judgment by Provider, Provider shall perform any such service in accordance with any standards and guidelines Company develops and communicates to Provider. In performing any services hereunder, Provider shall at all times act in a manner reasonably calculated to be in or not opposed to the best interests of Company. CONTROL. The performance of services by Provider for Company pursuant to this Agreement shall in no way impair the absolute control of the business and operations of Provider or Company by their respective Boards of Directors. Provider shall act hereunder so as to assure the separate operating identity of Company, consistent with the provisions of
Section 1507 of the New York Insurance Law.

          SERVICES. The performance of Provider under this Agreement with respect to -------- the business and operations of Company shall at all times be subject to the direction and control of the Board of Directors of Company. Subject to the foregoing and to the terms, conditions and limitations of this Agreement, Provider shall provide to Company the services set forth below in connection with the insurance business of the Company described in Exhibit A hereto.

               Services shall be performed in the name of and on behalf of the Company. By way of example and without limiting the foregoing, (i) all forms utilized in connection with the Company's business and all correspondence with policyholders shall bear its name and contain its New York address; (ii) all communications with policyholders shall be in the Company's name; (iii) all toll free numbers maintained for policyholder service shall be utilized solely for the Company's business; and (iv) all bank accounts into which the Company's fands are deposited or from which its funds are withdrawn shall be Company accounts.

UNDERWRITING. Subject to underwriting standards established by Company and communicated to Provider, Provider shall provide underwriting services, including review of policy applications, assignment of policy numbers, MIB review, medical review and other investigations and actual policy issue, all subject to final approval of Company. Provider shall provide assistance to the Company in the development of all underwriting criteria pursuant to which all new business applications and policyowner service transactions requiring underwriting decisions will be processed and acted upon. All new applications will initially be addressed to the Company at the Provider's offices. All policyowner service transactions requiring any underwriting decisions shall be determined by Provider personnel or pursuant to standards established by the Company.

POLICY OWNER SERVICES. Provider shall provide automated systems and personnel to assist with policyowner services, from the point of issue through termination of coverage. Such services shall include assistance in the collection and processing of premiums on behalf of the Company (including receiving and processing lockbox remittance information in accordance with processing requirements). In connection therewith, the Company shall maintain a lockbox with one or more financial institutions of its choice for the receipt of premiums. Policyowner records of the Company shall be maintained at the administrative office of the Company.

CLAIMS. Subject to claims settlement procedures established by Company and communicated to Provider, Provider shall provide claims services, including verification that the policy was in force, and review and investigation of claims, all subject to final approval of Company. MARKETING. Upon request of the Company, Provider shall assist the Company in preparation of marketing material, assist in the recruitment and training of agents and provide other marketing support services. However, all decisions regarding the approval of marketing material and the acceptance, appointment or termination of agents shall be made by the Company.

               CHARGES Company will pay Provider the actual cost incurred for the services provided by Provider on a quarterly basis. Provider shall submit to Company within thirty (30) days of the end of each calendar quarter a written statement of the amount be owed by Company for services and the use of facilities pursuant to this Agreement in that calendar quarter, and, in the absence of any dispute with respect thereto, Company shall pay to Provider within fifteen (15) days following receipt of such written statement the amount set forth in the statement. Actual cost will be calculated based upon the expenses (direct and indirect including overhead) incurred by Provider on behalf of Company.

               Subject to New York Insurance Regulation 33, the bases for determining such charges to Company shall be those used by Provider for internal cost distribution, and shall include, where appropriate, records prepared at least annually for this purpose. Such bases shall be modified and adjusted by mutual agreement where necessary or appropriate to fairly and equitably reflect the actual incidence of cost incurred by Provider on behalf of Company.

               At least ninety (90) days prior to the end of any term hereof, Provider shall give Company written notice of any increase in the cost of providing services or charges to Company or to change the manner of payment. If the parties do not agree to changes in such costs and charges before the end of the term during which such notice is given by Provider, this issue shall be submitted to an independent certified public accountant acceptable to both parties, whose determination shall be binding.

               ACCOUNTING RECORDS AND DOCUMENTS. Provider shall be responsible for maintaining full and accurate accounts and records of the services rendered by Provider, the facilities used pursuant to this Agreement and such other additional information as Company may reasonably request for purposes of its internal bookkeeping and accounting operations. To the extent such accounts and records pertain to Provider's computation of charge, Provider shall keep such accounts and records available at its home offices for audit, inspection, and copying during reasonable business hours by Company, persons authorized by Company or any regulatory agency having jurisdiction over Company. With respect to accounting and statistical records prepared by Provider by reason of its performance under this Agreement, summaries of such records shall be delivered to Company within thirty (30) days from the end of the quarter to which the records pertain.

               Provider shall comply with the provisions of New York Insurance Department Regulation No. 152 (11 NYCRR Part 243) in maintaining records which would otherwise be required to be maintained by the Company.

               OTHER RECORDS AND DOCUMENTS. All books, records, and files established and maintained by Provider by reason of its performance under this Agreement which, absent this Agreement, would have been held by Company, shall be deemed the property of Company, and shall be subject to examination at all times by Company and persons authorized by it or any governmental agency having jurisdiction over Company, and shall be delivered to Company at least quarterly.

               With respect to original documents other than those provided for in Section 4 hereof which would otherwise be held by Company and which may be obtained by Provider in performing under this Agreement, Provider shall deliver such documents to Company within thirty (30) days of their receipt by Provider except where continued custody of such original documents is necessary to perform hereunder.

               RIGHT TO CONTRACT WITH THIRD PARTIES. Nothing herein shall be deemed to grant Provider an exclusive right to provide services to Company, and Company retains the right to contract with any third party, affiliated or unaffiliated, for the performance of services or for the use of facilities as are available to or have been requested by Company pursuant to this Agreement. CONTACT PERSON(S). Company and Provider each shall appoint one or more individuals who shall serve as contact person(s) for the purpose of carrying out this Agreement. Such contact person(s) shall be authorized to act on behalf of their respective parties as to the matters pertaining to this Agreement. Effective upon execution of this Agreement, the initial contact person(s) shall be those set forth in Exhibit B. Each party shall notify the other, in writing, as to the name, address and telephone number of any replacement for any such designated contact person. TERMINATION AND MODIFICATION. This Agreement shall remain in effect until terminated by either Provider or Company upon giving thirty (30) days or more advance written notice, provided that Company shall have the right to elect to continue to receive data processing services and/or to continue to utilize data processing facilities and related software for up to 180 days from the date of such notice. Subject to the terms (including any limitations and restrictions) of any applicable software or hardware licensing agreement then in effect between Provider and any licensor, Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by Provider in connection with the services provided to Company hereunder if such software is not commercially available and is necessary, in Company's reasonable judgment, for Company to perform subsequent to termination the functions provided by Provider hereunder. Upon termination, Provider shall promptly deliver to Company all books and records that are, or are deemed by this Agreement to be, the property of Company.

               SETTLEMENT ON COMPLETE TERMINATION. No later than sixty (60) days after the effective date of termination of this Agreement, Provider shall deliver to Company a detailed written statement for all charges incurred and not included in any previous statement to the effective date of termination. The amount owed or to be refunded hereunder shall be due and payable within fifteen (15) days of receipt of such statement.

               ASSIGNMENT. This Agreement and any rights pursuant hereto shall not be assignable by either party hereto, except as set forth herein or by operation of law. Except as and to the extent specifically provided in this Agreement, nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto, or their respective legal successors, any rights, remedies, obligations or liabilities, or to relieve any person other than the parties hereto, or their respective legal successors, from any obligations or liabilities that would otherwise be applicable. The representations, warranties, covenants and agreements contained in this Agreement shall be binding upon, extend to and inure to the benefit of the parties hereto, their, and each of their, successors and assigns respectively. GOVERNING LAW; SERVICE OF SUIT; FORUM SELECTION. This Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of New York applicable to contracts made and to be performed in that State, without regard to principles of conflict of laws. ARBITRATION. Any unresolved dispute or difference between the parties arising out of or relating to this Agreement, or the breach thereof, except as provided in Section 3, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and the Expedited Procedures thereof. The award rendered by the Arbitrator shall be final and binding upon the parties, and judgment upon the award rendered by the Arbitrator may be entered in any Court having jurisdiction thereof. The arbitration shall take place in the State of New York. NOTICE. All notices, statements or requests provided for hereunder shall be deemed to have been duly given when delivered by hand to an officer of the other party, or when deposited with the U.S. Postal Service, as first class certified or registered mail, postage prepaid, overnight courier service, telex or telecopier, addressed

               (a)    If to Provider to:

                   Great-West Life & Annuity Insurance Company

                      8505 East Orchard Road
                      Englewood, Colorado 80112
                      Attention: Dan Anderson

                      with a concurrent copy to:

                   Great-West Life & Annuity Insurance Company

                      8505 East Orchard Road
                      Englewood, Colorado 80112
                      Attention: W. Kay Adam

               (b)    If to Company to:

                      First Great-West Life & Annuity Insurance Company 125 Wolf Road

                      Albany, N.Y. 12205
                      Attention: Howard Knudsen

                      with a concurrent copy to:

                      First Great-West Life & Annuity Insurance Company 8505 East Orchard Road

                      Englewood, Colorado 80112
                      Attention: W. Kay Adam

or to such other persons or places as each party may from time to time designate by written notice sent as aforesaid.

               ENTIRE AGREEMENT. This Agreement, together with such amendments as may from time to time be executed in writing by the parties in accordance with Section 1505 of the New York Insurance Law, constitutes the entire agreement and understanding between the parties in respect of the transactions contemplated hereby.

               SECTION HEADINGS. Section headings contained herein are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

               COUNTERPARTS.   This   Agreement  may  be  executed  in  separate
               counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their respective officers duly authorized so to do, and their respective corporate seals to be affixed hereto, as of the date and year first above written.

(Seal)  GREAT-WEST LIFE & ANUUITY INSURANCE COMPANY

        BY_/s/  W. McCallum____________________
          -----------------
        BY_/s/ Mitchell Graye____________________
          -------------------
Attest:___________________

(Seal)  FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

        BY_/s/ G.R. Derback______________________
          -----------------
        BY_/s/ John T. Hughes____________________
          -------------------

                                    EXHIBIT A

               This agreement shall apply to the following categories of direct or assumed business of the Company, written through its Employee Benefits
Division:

                                   Group Life

                            Group Accident and Health

                                  Group Dental

                                 Group Stop Loss

                           Group Long Term Disability

                       Group and Individual Life and Health Conversion

               This agreement shall also apply to the following ancillary business conducted by the Company:

                     Administrative Services (Self-insured benefit plans)



                                    EXHIBIT B

                                      CONTACT PERSON(S)



Provider:


               Dan Anderson

Company:


               Howard Knudsen

                                   EXHIBIT 24

                                POWER OF ATTORNEY

                                       RE

                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


Know all men by these presents, that I, Orest T. Dackow, a Member of the Board of Directors of First Great-West Life & Annuity Insurance Company, a New York corporation, do hereby constitute and appoint each of D.C. Lennox and G.R. Derback as my true and lawful attorney and agent for me and in my name and on my behalf to, individually and without the concurrence of the other attorney and agent, sign my name, in my capacity as a Member of the Board of Directors of First Great-West Life & Annuity Insurance Company, on Form 10-K Annual Reports of First Great-West Life & Annuity Insurance Company to be filed with the Securities and Exchange Commission from time to time, and to any and all amendments thereto.

IN WITNESS WHEREOF, I have hereunto set my hand this 28th day of March, 2001.

                            _/s/ Orest T. Dackow________________________
                            Member, Board of Directors of
                            First Great-West Life & Annuity Insurance Company


Witness:

_/s/ Nicole M. Allen________

Signature

_Nicole M. Allen__________

Name Printed