Form 10-Q
period 2001-03-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-05-14
CIK 1036213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                         125 Wolf Road, Albany, New York
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes       X         No

As of May 10, 2001, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product. 14 TABLE OF CONTENTS



Part I         FINANCIAL INFORMATION

               Item 1   Financial Statements

                        Statements of Income

                        Balance Sheets

                        Statements of Cash Flows

                        Statements of Stockholder's Equity

                        Notes to Financial Statements

               Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II        OTHER INFORMATION

               Item 1   Legal Proceedings

               Item 6   Exhibits and Reports on Form 8-K

               Signatures


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                    Three Months Ended
                                                                        March 31,
                                                            -----------------------------------
                                                                  2001              2000
                                                            -----------------  ----------------
REVENUES:
  Premium income                                          $      4,567       $      3,063
  Fee income                                                     1,819              2,072
  Net investment income                                          2,858              2,292
  Realized gains on investments                                    492                 97
                                                            -----------------  ----------------
                                                                 9,736              7,524
                                                            -----------------  ----------------
BENEFITS AND EXPENSES:
  Life and other policy benefits                                 5,793              4,844
  Decrease in reserves                                            (368)              (956)
  Interest paid or credited to contractholders                   2,032              1,194
  General and administrative expenses                            1,795              1,054
                                                            -----------------  ----------------

                                                                 9,252              6,136
                                                            -----------------  ----------------

INCOME BEFORE INCOME TAXES                                         484              1,388

PROVISION FOR INCOME TAXES:
   Current                                                         190                467
   Deferred                                                         15                102
                                                            -----------------  ----------------

                                                                   205                569
                                                            -----------------  ----------------

NET INCOME                                                $        279       $        819
                                                            =================  ================



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
(Dollars in Thousands except for share information)

-----------------------------------------------------------------------------------------------

                                                                  March 31,      December 31,
                                                                    2001             2000
                                                                --------------   --------------
ASSETS                                                           (Unaudited)
------

INVESTMENTS:
    Fixed maturies:
       Available-for-sale, at fair value
       (amortized cost $156,047 and $148,522)                $       160,782  $       150,631
    Short-term investments, available-for-sale
       (cost approximates fair value)                                  1,340           15,907
                                                                --------------   --------------

      Total Investments                                              162,122          166,538

Cash                                                                  11,561            8,462
Reinsurance receivable                                                 1,925            1,924
Deferred policy acquisition costs                                        409            1,717
Investment income due and accrued                                      1,794            1,325
Uninsured claims receivable                                            3,468            2,069
Due from Parent Corporation                                            9,572           10,207
Other assets                                                           1,976            4,596
Premiums in course of collection                                       2,469            2,502
Deferred income taxes                                                    678            1,107
Separate account assets                                               44,613           47,359
                                                                --------------   --------------

TOTAL ASSETS                                                 $       240,587  $       247,806
                                                                ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
    Policy reserves                                          $       144,191  $       137,657
    Policy and contract claims                                         3,940            3,851
    Policyholder's funds                                                 278              262

GENERAL LIABILITIES:
    Other liabilities                                                 10,441           22,603
    Separate account liabilities                                      44,613           47,359
                                                                --------------   --------------

      Total Liabilities                                              203,463          211,732
                                                                --------------   --------------

STOCKHOLDER'S EQUITY:
    Common stock, $1,000 par value, 2,500 shares authorized,
       2,500 shares issued and outstanding                             2,500            2,500
    Additional paid-in capital                                        28,600           28,600
    Accumulated other comprehensive income                             1,853            1,082
    Retained earnings                                                  4,171            3,892
                                                                --------------   --------------

      Total Stockholder's Equity                                      37,124           36,074
                                                                --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $       240,587  $       247,806
                                                                ==============   ==============


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

-----------------------------------------------------------------------------------------------
(Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                                  -----------------------------
                                                                      2001            2000
                                                                  -------------   -------------

OPERATING ACTIVITIES:
    Net income                                                 $          279  $          819
    Adjustments to reconcile net income to
       net cash (used in) provided by operating activities:
       Amortization of investments                                       (325)             (6)
       Realized gains on investments                                     (492)            (97)
       Amortization of deferred acquisition costs                         110
       Deferred income taxes                                               15             102
    Changes in assets and liabilities:
        Accrued interest and other receivables                           (436)         (1,304)
        Policy benefit liabilities                                      1,737          (2,285)
        Reinsurance recoverable                                            (1)           (567)
        Other, net                                                    (11,183)         38,881
                                                                  -------------   -------------
                 Net cash (used in) provided by operating             (10,296)         35,543
activities
                                                                  -------------   -------------

INVESTING ACTIVITIES:
Proceeds from maturities and redemptions investments:
    Fixed maturities:
      Held-to-maturity                                                                    457
      Available-for-sale                                               29,448          23,101
Purchases of investments:
    Fixed maturities:
      Held-to-maturity                                                                (14,144)
      Available-for-sale                                              (21,590)        (41,863)
    Due from Parent Corporation                                           635             878
                                                                  -------------   -------------

                 Net cash provided by (used in) investing               8,493         (31,571)
activities
                                                                  -------------   -------------

FINANCING ACTIVITIES:
   Contract deposits, net of withdrawals                                4,902             869

              Net cash provided by financing activities                 4,902             869
                                                                  -------------   -------------

NET INCREASE IN CASH                                                    3,099           4,841

CASH, BEGINNING OF YEAR                                                 8,462           5,443
                                                                  -------------   -------------

CASH, END OF PERIOD                                            $       11,561  $       10,284
                                                                  =============   =============







See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)

----------------------------------------------------------------------------------------------
[Dollars in thousands except for share information]

                                                                                        Accumulated
                                                                        Additional         Other
                                                  Common Stock           Paid-in       Comprehensive      Retained
                                            -------------------------
                                              Shares        Amount       Capital           Income         Earnings       Total
                                            ------------  -----------                 -----------------  ------------  -----------
                                                                        -----------

BALANCES, JANUARY 1, 2001                       2,500   $     2,500  $      28,600 $        1,082      $     3,892   $    36,074

  Net income                                                                                                   279           279
  Other comprehensive income
    Change in unrealized gains                                                                771                            771
                                                                                                                       -----------
  Comprehensive income                                                                                                     1,050
                                            ------------  -----------   -----------   -----------------  ------------  -----------

BALANCES, MARCH 31, 2001                        2,500   $     2,500  $      28,600 $        1,853      $     4,171   $    37,124
                                            ============  ===========   ===========   =================  ============  ===========











See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Unaudited)

1.      BASIS OF PRESENTATION

        First Great-West Life & Annuity Insurance Company (the Company) is a wholly owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation or GWL&A). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997. The Company was licensed as an insurance company in the State of New York on May 28, 1997.

        The financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K, as amended, for the year ended December 31, 2000.

        Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

        Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.      OTHER

        On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial, was an indirect wholly owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Company's report on Form 10-K for the year ended December 31, 2000, for additional information on the Company's organization.

        On October 6, 1999, the Parent entered into an agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001, 1.9 million and 370 thousand, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

                                                                   Three Months Ended
                                                                        March 31,
                                                           ------------------------------------
        Operating Summary (Thousands)                            2001               2000
        ------------------------------------------------   -----------------  -----------------

        Premium income                                  $         4,567     $        3,063
        Fee income                                                1,819              2,072
        Net investment income                                     2,858              2,292
        Realized gains on investments                               492                 97
                                                           -----------------  -----------------
             Total Revenues                                       9,736              7,524

        Total benefits and expenses                               9,252              6,136
        Income tax expense                                          205                569
                                                           -----------------  -----------------
             Net income                                 $           279     $          819
                                                           =================  =================

        Deposits for investment-type contracts          $         5,000     $          350
        Deposits to separate accounts                             2,875              2,001
        Self-funded premium equivalents                           4,749              4,340

                                                             March 31,          December 31,
        Balance Sheet (Thousands)                               2001                2000
        -----------------------------------------------   -----------------   -----------------

        Investment assets                              $      162,122      $       166,538
        Separate account assets                                44,613               47,359
        Total assets                                          240,587              247,806
        Total policy benefit liabilities                      148,409              141,770
        Total stockholder's equity                             37,124               36,074

        GENERAL

        This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

        The following discussion addresses the financial condition of the Company as of March 31, 2001, compared with December 31, 2000, and its results of operations for the three months ended March 31, 2001, compared with the same period last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 2000, to which the reader is directed, for additional information.

        RESULTS OF OPERATIONS

        The Company's net income decreased $540 thousand for the first three months of 2001 when compared to the first three months of 2000. This decrease was primarily due to poor morbidity experience in the group health business and increased expenses associated with a refinement of the administrative services agreement.

        Premium and fee income increased $1.3 million for the first three months of 2001 when compared to the first three months of 2000, which is due to increased premiums and fees related to the group health and life business acquired from Allmerica.

        Net investment income increased $566 thousand for the first three months of 2001 when compared to the first three months of 2000, primarily due to an increase in invested assets related to Bank Owned Life Insurance
        (BOLI).

        The Company had a realized investment gain of $492 thousand during the first three months of 2001 when compared to the first three months of 2000. The gain was the result of investment yield enhancement activity on the sale of available-for-sale securities of $25.3 million.

        Total benefits and expenses have increased primarily for the first three months of 2001 when compared to the first three months of 2000 due the additional group life and health business related to the purchase of Allmerica.


        SEGMENT RESULTS

        Employee Benefits

        The following is a summary of certain financial data of the Employee Benefits segment:

                                                              Three Months Ended March 31,
                                                           ------------------------------------
        Operating Summary (Thousands)                           2001                2000
        -----------------------------------------------    ----------------    ----------------

        Premium income                                  $        4,569      $        3,066
        Fee income                                               1,725               1,985
        Net investment income                                      299                 546
        Realized investment gains (losses)                           0                   0
                                                           ---------------- -- ----------------
                Total revenues                                   6,593               5,597

        Total benefits and expenses                              6,494               4,568
        Income tax expenses                                         32                 422
                                                           ----------------    ----------------
                Net income                              $           67      $          607
                                                           ================    ================

        Deposits to separate accounts                   $          202      $            -
        Self-funded premium equivalents                          4,749               4,340

        Net income for Employee Benefits decreased $540 thousand for the first three months of 2001 when compared to the first three months of 2000. The decrease was primarily due to poor morbidity in the segment's group health business and increased expenses related to the group life and health business.

        Premium income increased $1.5 million for the first three months of 2001 when compared to the first three months of 2000. The increase was due to the acquisition of Allmerica's group life and health business.

        Fee income decreased $260 thousand for the first three months of 2001 when compared to the first three months of 2000. The decrease is due to the segment's move towards a simpler fee, causing more deferral of fees. This may cause fluctuations from period to period.

        Net investment income decreased $247 thousand for the first three months of 2001 when compared to the first three months of 2000. The decrease was primarily due to fewer invested assets in the segment's investment portfolio.

        Total benefits and expenses increased $1.9 million for the first three months of 2001 when compared to the first three months of 2000. The increase was due to the additional benefits and expenses related to the purchase of Allmerica's group life and health business.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

                                                              Three Months Ended March 31,
                                                           ------------------------------------
        Operating Summary (Thousands)                           2001                2000
        -----------------------------------------------    ----------------    ----------------

        Premium income                                  $           (2)     $           (3)
        Fee income                                                  94                  87
        Net investment income                                    2,559               1,746
        Realized investment gains                                  492                  97
                                                           ---------------- -- ----------------
                Total revenues                                   3,143               1,927

        Total benefits and expenses                              2,758               1,568
        Income tax expenses                                        173                 147
                                                           ----------------    ----------------
                Net income                              $          212      $          212
                                                           ================    ================

        Deposits for investment type contracts                   5,000                 350
        Deposits to separate accounts                            2,875               2,001

        Premium and fee income for Financial Services increased $8 thousand for the first three months of 2001 when compared to the first three months of 2000. The increase was primarily related to BOLI products and increased fee income related to the segment's variable annuity product.

        Net investment income increased $813 thousand for the first three months of 2001 when compared to the first three months of 2000. The increase was due primarily to an increase in invested assets related to the segment's BOLI product.

        Total benefits and expenses increased $1.2 million for the first three months of 2001 when compared to the first three months of 2000. The increase is primarily related to an increase in interest credited in the individual insurance BOLI line of business.

        Deposits for investment type contracts increased $4.6 million for the first three months of 2001 when compared to the first three months of 2000. The increase was due to an increase in sales of BOLI products. The nature of this type of product can lead to large fluctuations.

        GENERAL ACCOUNT INVESTMENTS

        The Company's primary investment objective is to acquire assets whose duration and cash flow reflect the characteristics of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                         March 31,           December 31,
        Credit Rating                       2001                 2000
        --------------------------   -------------------  -------------------

             AAA                             57.3%                62.8%
             AA                              13.5%                14.3%
             A                               10.1%                 7.3%
             BBB                             19.1%                15.6%
                                     -------------------  -------------------
            TOTAL                           100.0%               100.0%
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

        During the three months ended March 31, 2001, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased stockholder's equity by $771 thousand.


        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $12.9 million and $24.4 million as of March 31, 2001 and December 31, 2000, respectively.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 6  Exhibits and Reports on Form 8-K

(a)     Index to Exhibits

        None

(b)     Reports on Form 8-K

A report on Form 8-K, dated January 12, 2001, was filed disclosing the Company's reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



DATE:       May 14, 2001           BY: /s/  Glen R. Derback
            ----------------------          -----------------------------------------------------
                                            Glen R. Derback, Vice President and Treasurer
                                            (Duly authorized officer & chief accounting Officer)

