Form 10-Q
period 2001-06-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-08-14
CIK 1036213

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q


(Mark  One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2001
                                --------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to
                                ------------------      --------------------

Commission file number                 333-25269
                         --------------------------------

     FIRST    GREAT-WEST    LIFE   &   ANNUITY    INSURANCE    COMPANY
--------------------------------------------------------------------------------
      (Exact  name  of   registrant   as   specified  in  its  charter)
--------------------------------------------------------------------------------

           New York                                   93-1225432
----------------------------------     -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                      125 Wolf Road, Albany, New York 12205
   ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [518] 437-1816
   ----------------------------------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes             X             No
             -----------------           -----------------

As of June 30, 2001, 2,500 shares of the registrants common stock were outstanding, all of which were owned by the registrants parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.





                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION
                                                                       ---------
             Item 1   Financial Statements

                      Statements of Income

                      Balance Sheets

                      Statements of Cash Flows

                      Statements of Stockholders Equity

                      Notes to Financial Statements

             Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations

Part II      OTHER INFORMATION

             Item 1   Legal Proceedings

             Item 6   Exhibits and Reports on Form 8-K

             Signature



PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
[Dollars in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                             ----------------------------------    ----------------------------------
                                                 2001                2000               2001               2000
                                             --------------     --------------- -- --------------- --- --------------
REVENUES:
  Premium and fee income                 $          5,990   $          4,715    $        12,376    $          9,850
  Net investment income                             2,915              2,572              5,773               4,864
  Realized gains (losses) on
    investments                                       (46)               199                446                 296
                                             --------------     ---------------    ---------------     --------------

                                                    8,859              7,486             18,595              15,010
                                             --------------     ---------------    ---------------     --------------

BENEFITS AND EXPENSES:
  Life and other policy benefits                    2,331              3,679              8,124               8,523
  Change in reserves                                 (336)               286               (704)               (670)
  Interest paid or credited to
    contractholders                                 1,966              2,206              3,998               3,400
  General and administrative
    expenses                                        1,172                575              2,967               1,629
                                             --------------     ---------------    ---------------     --------------

                                                    5,133              6,746             14,385              12,882
                                             --------------     ---------------    ---------------     --------------

INCOME BEFORE INCOME
  TAXES                                             3,726                740              4,210               2,128

PROVISION FOR INCOME
  TAXES:
  Current                                           1,526                650              1,716               1,117
  Deferred                                             15               (343)                30                (241)
                                             --------------     ---------------    ---------------     --------------

                                                    1,541                307              1,746                 876
                                             --------------     ---------------    ---------------     --------------

NET INCOME                               $          2,185   $            433    $         2,464    $          1,252
                                             ==============     ===============    ===============     ==============



See notes to financial statements.



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands Except for Share Information]
--------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
ASSETS                                                                         2001                     2000
                                                                        --------------------    ---------------------

INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $156,073 and $148,522)                        $            158,542     $           150,631
  Short-term investments, available-for-sale
    (cost approximates fair value)                                                 2,885                  15,907
                                                                        --------------------    ---------------------

    Total investments                                                            161,427                 166,538

  Cash                                                                             9,147                   8,462
  Reinsurance receivable                                                           2,433                   1,924
  Deferred policy acquisition costs                                                1,270                   1,717
  Investment income due and accrued                                                1,554                   1,325
  Uninsured claims receivable                                                      4,291                   2,069
  Due from parent corporation                                                     11,626                  10,207
  Other assets                                                                     4,080                   4,596
  Premiums in course of collection                                                   497                   2,502
  Deferred income taxes                                                            1,140                   1,107
  Separate account assets                                                         48,560                  47,359
                                                                        --------------------    ---------------------


TOTAL ASSETS                                                        $            246,025     $           247,806
                                                                        ====================    =====================

                                                                                                    (continued)



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDERS EQUITY                                            2001                     2000
                                                                        --------------------    ---------------------

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $            148,734     $           137,657
  Policy and contract claims                                                       3,727                   3,851
  Policyholders funds                                                              2,940                   2,762

GENERAL LIABILITIES:

  Other liabilities                                                                3,641                  20,103
  Separate account liabilities                                                    48,560                  47,359
                                                                        --------------------    ---------------------

    Total liabilities                                                            207,602                 211,732
                                                                        --------------------    ---------------------

STOCKHOLDERS EQUITY:

  Common stock, $1,000 par value; 10,000 shares
    authorized; 2,500 shares issued and outstanding                                2,500                   2,500
  Additional paid-in capital                                                      28,600                  28,600
  Accumulated other comprehensive income                                             967                   1,082
  Retained earnings                                                                6,356                   3,892
                                                                        --------------------    ---------------------

    Total stockholders equity                                                     38,423                  36,074
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $            246,025     $           247,806
                                                                        ====================    =====================

See notes to financial statements.                                                                  (Concluded)


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
----------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $              2,464     $             1,252
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of investments                                                     (659)                   (283)
    Realized gains on disposal of investments                                       (446)                   (296)
    Depreciation and amortization                                                    154
    Deferred income taxes                                                             30                    (242)
  Changes in assets and liabilities:
    Policy benefit liabilities                                                     3,931                     680
    Reinsurance receivable                                                          (509)                   (660)
    Accrued interest and other receivables                                         1,776                  (1,683)
    Other, net                                                                   (18,414)                 33,771
                                                                        --------------------    ---------------------

    Net cash (used in) provided by operating activities                          (11,673)                 32,539
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from maturities and redemptions
    of investments:
    Fixed maturities:
      Held-to-maturity                                                                                       547
      Available-for-sale                                                          34,711                  39,768
  Purchases if investments:
    Fixed maturities
      Held-to-maturity                                                                                   (14,144)
      Available-for-sale                                                         (28,134)                (60,353)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) investing activities                            6,577                 (34,182)
                                                                        --------------------    ---------------------

FINANCING ACTIVITIES:
  Contract deposits, net of withdrawals                                            7,200                   1,429
  Due (from)/to Parent Corporation                                                (1,419)                  2,428
                                                                        --------------------    ---------------------

    Net cash provided by financing activities                                      5,781                   3,857

NET INCREASE IN CASH                                                                 685                   2,214

CASH, BEGINNING OF YEAR                                                            8,462                   5,443
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $              9,147     $             7,657
                                                                        ====================    =====================


See notes to financial statements.



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
[Unaudited]

                                                                                Accumulated
                                                              Additional           Other
                                      Common Stock             Paid-in         Comprehensive       Retained
                               ---------------------------
                                 Shares         Amount         Capital            Income           Earnings         Total
                               -----------    ------------    -----------     ----------------    -----------     -----------

BALANCES, JANUARY 1, 2001          2,500          2,500          28,600               1,082           3,892          36,074

  Net income                                                                                          2,464           2,464
  Other comprehensive income                                                           (115)                           (115)
                                                                                                                  -----------
  Comprehensive income                                                                                                2,349
                               -----------    ------------    -----------     ----------------    -----------     -----------



BALANCES, JUNE 30, 2001            2,500   $      2,500    $     28,600   $             967    $      6,356   $      38,423
                               ===========    ============    ===========     ================    ===========     ===========


See notes to financial statements.



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
--------------------------------------------------------------------------------
[Unaudited]

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

The financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Companys latest annual report on Form 10-K for the year ended December 31, 2000.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: A replacement of FASB Statement No. 125, which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

3.       OTHER

On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial was an indirect wholly-owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco, Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Companys report on Form 10-K for the year ended December 31, 2000, for additional information on the Companys organization.

On October 6, 1999, the Parent entered into an agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire Allmericas group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be underwritten and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended                      Six Months Ended
              Operating Summary                        June 30,                               June 30,
                                          ----------------------------------- -- -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------     -------------    ------------------    -------------     -----------------

         Premium income               $       4,448     $         3,137       $      9,016     $          6,199
         Fee income                           1,542               1,578              3,360                3,651
         Net investment
           Income                             2,915               2,572              5,774                4,864
         Realized gains
           on investments                       (46)                199                446                  296
                                          -------------    ------------------    -------------     -----------------
           Total revenues                     8,859               7,486             18,596               15,010

         Total benefits and
           Expenses                           5,133               6,746             14,385               12,882
         Income tax expenses                  1,541                 307              1,746                  876
                                          -------------    ------------------    -------------     -----------------
           Net income                 $       2,185     $           433       $      2,465     $          1,252
                                          =============    ==================    =============     =================

         Deposits for
           investment-type
           Contracts                  $       2,427     $                     $      7,629     $            163
         Deposits to separate
           Accounts                           2,504               2,122              5,379                4,123

                Balance Sheet                                                      June 30,          December 31,
                 [Thousands]                                                         2001                2000
         ----------------------------                                            -------------     -----------------

         Investment assets                                                    $      161,427   $           166,538
         Separate account
           Assets                                                                     48,560                47,359
         Total assets                                                                246,025               247,806
         Total policy benefit
           Liabilities                                                               155,401               141,770
         Total stockholders
           Equity                                                                     38,423                36,074



GENERAL

This Form 10-Q contains forward-looking  statements.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as expect, anticipate, believe or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Companys beliefs concerning future or projected levels of sales of the
Companys   products,   investment   spreads  or  yields,  or  the  earnings  or
profitability of the Companys activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Companys control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Companys investment portfolio, and other factors. Readers are also directed to consider other risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

The following discussion addresses the financial condition of the Company as of June 30, 2001, compared with December 31, 2000, and its results of operations for the three months and six months ended June 30, 2001, compared with the same periods last year. The discussion should be read in conjunction with the Managements Discussion and Analysis section included in the Companys report on Form 10-K for the year-ended December 31, 2000 to which the reader is directed for additional information.

RESULTS OF OPERATIONS

The Companys net income increased $1.8 million and $1.2 million for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. This increase was primarily due to the increase in the group health and life business related to the purchase of business from Allmerica.

Premium and fee income increased $1.3 million and $2.5 million for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increase for the second quarter and year to date are due to increased premiums and fees related to the group health and life business purchased from Allmerica.

Net investment income increased $343 thousand and $909 thousand for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increase for the second quarter and year to date are due to an increase in invested assets related to Bank Owned Life Insurance
(BOLI).

The Company had a realized investment loss of $46 thousand and a realized investment gain of $446 thousand for the second quarter and first six months of 2001. The loss for the second quarter was the result of poor market conditions experienced during the quarter. The year to date gain is due to yield enhancements and sales of securities in a lower interest rate environment when compared to the same period in 2000.

The decrease in benefits and expenses during the second quarter compared to the prior year is due to the improved morbidity in quarter in group health and the increase the increase in benefits and expenses for the first six months of 2001 is primarily due to the additional claims on the group health and life business related to the purchase from Allmerica. Expenses have also increased as the Company incurred additional costs to administer the group health and life business.

Total assets and liabilities decreased $1.8 million or 0.7% when compared to year ended December 31, 2000.


SEGMENT RESULTS

Employee Benefits

The results below reflect the operations for the Employee Benefits segment for the second quarter and first six months of 2001:

              Operating Summary             Three Months Ended June 30,              Six Months Ended June 30,
                                         -----------------------------------     -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium Income               $         4,353    $          3,030    $          8,922   $           6,096
         Fee Income                             1,447               1,491               3,172               3,477
         Net investment
           Income                                 307                  14                 606                 560
         Realized losses
           on investments                         (36)                                    (36)
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                       6,071               4,535              12,664              10,133

         Total benefits and
           Expenses                             2,681               4,114               9,175               8,681
         Income tax expenses                    1,420                 134               1,452                 556
                                         ---------------    ----------------     --------------     ----------------

           Net income                 $         1,970    $            287    $          2,037   $             896

                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $                  $                   $                  $
         Deposits to separate
           Accounts                   $           308    $                   $            308   $

Operations for the Employee Benefits segment had an overall increase for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increases are primarily due to favorable morbidity on the group health business related to the purchase of Allmerica.

Net income for Employee Benefits increased $1.7 million and $1.1 million for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increase was primarily due to favorable morbidity in the segments group health business and decreased expenses related to the group life and health business.

Premium and fee income increased $1.3 million and $2.5 million for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increases are due primarily to the acquisition of Allmericas group life and health business.

Net investment income increased $293 thousand and $46 thousand for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The increase was primarily the result of increasing interest rates in 2000.

Total benefits and expenses decreased $1.4 million and increased $494 thousand for the second quarter and first six months of 2001 when compared to the second quarter and first six months of 2000. The decrease was due primarily to more favorable morbidity in the group health business and the increase for the first six months ended June 30, 2001 was due primarily to increased operating expenses.

Financial Services

The following is a summary of certain financial data of the Financial Services segment:

              Operating Summary             Three Months Ended June 30,              Six Months Ended June 30,
                                         -----------------------------------     -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $            95    $            107    $             94   $             103
         Fee income                                95                  87                 188                 174
         Net investment
           income                               2,608               2,558               5,168               4,304
         Realized gains (losses)
           on investments                         (10)                199                 482                 296
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                       2,788               2,951               5,932               4,877

         Total benefits and
           expenses                             2,452               2,632               5,210               4,201
         Income tax expenses                      121                 173                 294                 320
                                         ---------------    ----------------     --------------     ----------------

           Net income                 $           215    $            146    $            428   $             356
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $         2,427    $                   $          7,629   $             163
         Deposits to separate
           accounts                   $         2,196    $          2,122    $          5,071   $           4,123



Net Income for Financial Services increased $69 thousand and $71 thousand for the second quarter and the first six months of 2001 when compared to the second quarter and the first six months of 2000. The increase was primarily due to the interest on surplus and realized bond gains.

Premium and fee income for Financial Services decreased $4 thousand and increased $4 thousand for the second quarter and the first six months of 2001 when compared to the second quarter and the first six months of 2000. The increase was primarily related to an increase in premiums from the segments variable annuity product. The decrease was primarily related to BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

Net Investment income increased $50 thousand and $864 thousand for the second quarter and the first six months of 2001 when compared to the second quarter and the first six months of 2000 due to growth in BOLI assets.

Deposits for investment-type contracts increased for the second quarter and the first six months of 2001 when compared to the second quarter and the first six months of 2000. The increases were due to an increase in sales of BOLI products. The nature of this type of product can lead to large fluctuations from period to period.




GENERAL ACCOUNT INVESTMENTS

The Companys primary investment objective is to acquire assets whose durations and cash flows reflect the characteristics of the Companys liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established. One of the Companys primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                                    June 30,                  December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              60.6  %                     62.8  %
         AA                                                               10.3  %                     14.3  %
         A                                                                10.0  %                      7.3  %
         BBB                                                              19.1  %                     15.6  %
                                                              ----------------- ----     ------------------ ----

                                TOTAL                                    100.0  %                    100.0  %

The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even in changing interest rate environments, the Companys assets will always be able to meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

During  the six months  ended  June 30,  2001,  net  unrealized  losses on fixed
maturities    included   in    stockholders    equity,    which   is   net   of
policyholder-related amounts and deferred income taxes, decreased surplus by $115 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Companys operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $12.0 million and $24.4 million as of June 30, 2001 and December 31, 2000, respectively.




PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that arise in the ordinary course of its business, the resolution of which should not have a material adverse effect on its financial position or results of operations.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY



BY:     /s/ Glen R. Derback                               DATE:  August 14, 2001
        ----------------------------------------------           ---------------
        Glen R. Derback, Vice President and Controller
        (Duly authorized officer and chief accounting
        officer)