Form 10-Q
period 2001-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2001-11-14
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                                ---------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to
                                  ------------------    -------------------

Commission file number                          333-25269
                                    ----------------------------------

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------------

          New York                                    93-1225432
----------------------------------    ------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                      125 Wolf Road, Albany, New York 12205
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 [518] 437-1816
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of September 30, 2001, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                TABLE OF CONTENTS


Part I   FINANCIAL INFORMATION                                       Page
                                                                  -----------
         Item 1   Financial Statements                                 3

                  Statements of Income                                 3

                  Balance Sheets                                       4

                  Statements of Cash Flows                             6

                  Statements of Stockholder's Equity                   7

                  Notes to Financial Statements                        8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10

         Item 3   Quantitative and Qualitative Disclosures
                  About Market Risk                                   15

Part II  OTHER INFORMATION                                            15

         Item 1   Legal Proceedings                                   15

         Item 6   Exhibits and Reports on Form 8-K                    15

         Signature                                                    15

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
[Dollars in Thousands]

------------------------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                             ----------------------------------    ----------------------------------
                                                 2001                2000               2001               2000
                                             --------------     --------------- -- --------------- --- --------------
REVENUES:
  Premium and fee income                 $          5,246   $          4,540    $        17,524    $         14,390
  Net investment income                             3,130              2,676              8,903               7,540
  Realized gains on
    Investments                                                                             446                 296
                                             --------------     ---------------    ---------------     --------------

                                                    8,376              7,216             26,873              22,226
                                             --------------     ---------------    ---------------     --------------

BENEFITS AND EXPENSES:
  Life and other policy benefits                      911              2,237              9,035              10,760
  Change in reserves                                 (191)                39               (895)               (631)
  Interest paid or credited to
    contractholders                                 1,725              1,736              5,625               5,136
  General and administrative
    expenses                                        1,978                535              4,945               2,164
                                             --------------     ---------------    ---------------     --------------

                                                    4,423              4,547             18,710              17,429
                                             --------------     ---------------    ---------------     --------------

INCOME BEFORE INCOME
  TAXES                                             3,953              2,669              8,163               4,797

PROVISION FOR INCOME
  TAXES:
  Current                                           1,645              1,797              3,361               2,914
  Deferred                                             10               (714)                40                (955)
                                             --------------     ---------------    ---------------     --------------

                                                    1,655              1,083              3,401               1,959
                                             --------------     ---------------    ---------------     --------------

NET INCOME                               $          2,298   $          1,586    $         4,762    $          2,838
                                             ==============     ===============    ===============     ==============





See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands Except for Share Information]

------------------------------------------------------------------------------------------------------------------------------------


                                                                           September 30,            December 31,
ASSETS                                                                         2001                     2000
------
                                                                        --------------------    ---------------------
                                                                            [unaudited]

INVESTMENTS:

  Fixed Maturities:
    Available-for-sale, at fair value
      (amortized cost $171,178 and $148,522)                        $            179,208     $           150,631
  Short-term investments, available-for-sale
    (cost approximates fair value)                                                 1,340                  15,907
                                                                        --------------------    ---------------------

    Total investments                                                            180,548                 166,538

  Cash                                                                             3,125                   8,462
  Reinsurance receivable                                                           2,488                   1,924
  Deferred policy acquisition costs                                                                        1,717
  Investment income due and accrued                                                1,947                   1,325
  Uninsured claims receivable                                                      4,068                   2,069
  Due from parent corporation                                                      3,865                  10,207
  Other assets                                                                     8,416                   4,596
  Premiums in course of collection                                                   102                   2,502
  Deferred income taxes                                                                                    1,107
  Separate account assets                                                         42,835                  47,359
                                                                      --------------------    ---------------------

TOTAL ASSETS                                                        $            247,394     $           247,806
                                                                        ====================    =====================

                                                                                                    (continued)





FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands]
------------------------------------------------------------------------------------------------------------------------------------
[unaudited]

                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2001                     2000
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $            152,539     $           137,657
  Policy and contract claims                                                       3,261                   3,851
  Policyholders' funds                                                             2,359                   2,762

GENERAL LIABILITIES:

  Other liabilities                                                                2,480                  20,103
  Separate account liabilities                                                    42,835                  47,359
  Deferred taxes                                                                     385
                                                                        --------------------    ---------------------

    Total liabilities                                                            203,859                 211,732
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Common stock, $1,000 par value; 10,000 shares
    authorized; 2,500 shares issued and outstanding                                2,500                   2,500
  Additional paid-in capital                                                      28,600                  28,600
  Accumulated other comprehensive income                                           3,781                   1,082
  Retained earnings                                                                8,654                   3,892
                                                                        --------------------    ---------------------

    Total stockholder's equity                                                    43,535                  36,074
                                                                        --------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $            247,394     $           247,806
                                                                        ====================    =====================

See notes to financial statements.                                                                  (Concluded)


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

------------------------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                        $              4,762     $             2,838
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of investments                                                   (1,001)                   (658)
    Realized gains (losses) on disposal of investments                              (446)                   (296)
    Depreciation and amortization                                                    189
    Deferred income taxes                                                             40                    (955)
  Changes in assets and liabilities:
    Policy benefit liabilities                                                     4,653                   4,531
    Reinsurance recoverable                                                         (564)                   (597)
    Boli suspense                                                                 (7,761)
    Cash overdraft                                                                (7,014)                    420
    Accrued interest and other receivables                                         1,778                  (2,541)
    Other, net                                                                    (8,909)                 (3,015)
                                                                        --------------------    ---------------------

    Net cash (used in) provided by operating activities                          (14,273)                   (273)
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from maturities and redemptions
    of investments:
    Fixed maturities:
      Held-to-maturity                                                                                       667
      Available-for-sale                                                          35,033                  40,037
  Purchases of investments:
    Fixed maturities
      Held-to-maturity                                                                                   (14,144)
      Available-for-sale                                                         (41,675)                (61,308)
                                                                        --------------------    ---------------------

    Net cash used in investing activities                                         (6,642)                (34,748)
                                                                        --------------------    ---------------------

FINANCING ACTIVITIES:
  Contract deposits, net of withdrawals                                            9,236                  36,171
  Due to Parent Corporation                                                        6,342                     915
                                                                        --------------------    ---------------------

    Net cash provided by financing activities                                     15,578                  37,086

NET (DECREASE) INCREASE IN CASH                                                   (5,337)                  2,065

CASH, BEGINNING OF YEAR                                                            8,462                   5,443
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $              3,125     $             7,508
                                                                        ====================    =====================

See notes to financial statements.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

------------------------------------------------------------------------------------------------------------------------------------
[Unaudited]

                                                                                Accumulated
                                      Common Stock            Additional           Other
                               ---------------------------      Paid-in        Comprehensive       Retained
                                 Shares          Amount         Capital           Income           Earnings         Total
                               -----------     -----------    ------------    ----------------    ------------    -----------

BALANCES, JANUARY 1, 2001          2,500           2,500         28,600               1,082           3,892          36,074

  Net income                                                                                          4,762           4,762
  Other comprehensive income                                                          2,699                           2,699
                                                                                                                  -----------
  Comprehensive income                                                                                                7,461
                               -----------     -----------    ------------    ----------------    ------------    -----------

BALANCES, SEPTEMBER 30, 2001       2,500   $       2,500   $     28,600    $          3,781    $      8,654    $     43,535
                               ===========     ===========    ============    ================    ============    ===========





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

         The financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2000.

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

         Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revises the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

         Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

         On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 is effective beginning January 1, 2002, with earlier adoption encouraged. Although management is still reviewing the provisions of the statement, it does not expect SFAS No.144 to have a material impact on the Company's financial position or results of operations, upon adoption.

3.       OTHER

         On December 31, 2000, the Company and certain affiliated companies completed a corporate reorganization. Prior to December 31, 2000, GWL&A Financial was an indirect wholly owned subsidiary of The Great-West Life Assurance Company (GWL). Under the new structure, GWL&A Financial and GWL each continue to be indirectly and directly, respectively, owned by Great-West Lifeco, Inc., a Canadian holding company (the Parent or Lifeco), but GWL no longer holds an equity interest in the Company or GWL&A Financial. Refer to the Company's report on Form 10-K for the year ended December 31, 2000, for additional information on the Company's organization.

         On October 6, 1999, the Parent entered into an agreement (the Agreement) with Allmerica Financial Corporation ("Allmerica") to acquire Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop-loss policies. The in-force business is expected to be under-written, and retained by the Company upon each policy renewal date. The purchase price was based on a percentage of the premium and administrative fees in-force at March 1, 2000, and March 1, 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended                     Nine Months Ended
              Operating Summary                     September 30,                          September 30,
                                          ----------------------------------- -- -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------     -------------    ------------------    -------------     -----------------

         Premium income               $       4,053     $         3,555       $     12,971     $          9,754
         Fee income                           1,193                 985              4,553                4,636
         Net investment
           income                             3,129               2,676              8,903                7,540
         Realized gains
           on investments                                                              446                  296
                                          -------------    ------------------    -------------     -----------------
           Total revenues                     8,375               7,216             26,873               22,226

         Total benefits and
           expenses                           4,423               4,547             18,710               17,429
         Income tax expenses                  1,655               1,083              3,401                1,959
                                          -------------    ------------------    -------------     -----------------
           Net income                 $       2,297     $         1,586       $      4,762     $          2,838
                                          =============    ==================    =============     =================

         Deposits for
           investment-type
           contracts                  $       2,256     $        36,100       $      9,886     $         36,264
         Deposits to separate
           accounts                           1,040               2,743              6,419                6,866

                Balance Sheet                                                     Sept. 30,          December 31,
                 [Thousands]                                                         2001                2000
         ----------------------------                                            -------------     -----------------

         Investment assets                                                    $      180,548   $           166,538
         Separate account
           assets                                                                     42,835                47,359
         Total assets                                                                247,394               247,806
         Total policy benefit
           liabilities                                                               158,159               144,270
         Total stockholder's
           equity                                                                     43,535                36,074

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

         The following discussion addresses the financial condition of the Company as of September 30, 2001, compared with December 31, 2000, and its results of operations for the three months and nine months ended September 30, 2001, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 2000 to which the reader is directed for additional information.

         RESULTS OF OPERATIONS

         The Company's net income increased $711 thousand and $1.9 million for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. This increase was primarily due to the increase in the group health and life business related to the purchase of business from Allmerica.

         Premium income increased $498 thousand and $3.2 million for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The increases are due to increased premiums related to the group health and life business purchased from Allmerica.

         Net investment income increased $453 thousand and $1.4 million for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The increase for the third quarter and year to date are due to an increase in invested assets related to Bank Owned Life Insurance (BOLI).

         The Company had a realized investment gain of $446 thousand for the first nine months of 2001. This gain is due to sales of fixed income securities in a favorable interest rate environment when compared to the same period in 2000.

         The decrease in benefits and expenses during the third quarter compared to the prior year is due to better morbidity in the third quarter in group health and the increase in benefits and expenses for the nine months of 2001 is primarily due to the additional claims on the group health business associated with the Allmerica purchase. Expenses have also increased as the Company incurred additional costs to administer the larger group health and life business.

         There were no significant changes in total assets and liabilities for the first nine months of 2001 when compared to year ended December 31, 2000.

         SEGMENT RESULTS

         Employee Benefits

         The results below reflect the operations for the Employee Benefits segment for the third quarter and first nine months of 2001:


              Operating Summary             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                         -----------------------------------     -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium Income               $         4,057    $          3,557    $         12,979   $           9,653
         Fee Income                             1,101                 888               4,273               4,365
         Net investment
           income                                 545                 151               1,151                 711
         Realized losses
           on investments                          (3)                                    (39)
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                       5,700               4,596              18,364              14,729

         Total benefits and
           expenses                             2,192               2,397              11,367              11,078
         Income tax expenses                    1,457                 935               2,909               1,491
                                         ---------------    ----------------     --------------     ----------------
           Net income                 $         2,051    $          1,264    $          4,088   $           2,160
                                         ===============    ================     ==============     ================


         Deposits for investment-
           type contracts             $                  $                   $                  $
         Deposits to separate
           accounts                   $           217    $                   $            525   $

         Employee Benefits net income increased $787 thousand and $1.9 million for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The increase was primarily due to favorable morbidity in the segment's group health business especially related to the Allmerica acquisition.

         Premium income increased $500 thousand and $3.3 million for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The increases are due primarily to the acquisition of Allmerica's group life and health business.

         Net investment income increased $394 thousand and $440 thousand for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The increase was primarily the result of better cash flow in 2001.

         Total benefits and expenses decreased $205 thousand and increased $289 thousand for the third quarter and first nine months of 2001 when compared to the third quarter and first nine months of 2000. The decrease was due primarily to more favorable morbidity in the group health business, and the increase for the first nine months ended September 30, 2001 was due primarily to increased operating expenses.

         Financial Services

         The following is a summary of certain financial data of the Financial Services segment:

                                                 Three Months Ended                      Nine Months Ended
              Operating Summary                    September 30,                           September 30,
                                         -----------------------------------     -----------------------------------
                 [Thousands]                  2001               2000                2001                2000
         ----------------------------    ---------------    ----------------     --------------     ----------------

         Premium income               $            (4)   $             (2)   $             (8)  $             101
         Fee income                                92                  97                 280                 271
         Net investment
           income                               2,584               2,525               7,752               6,829
         Realized gains
           on investments                           3                                     485                 296
                                         ---------------    ----------------     --------------     ----------------
           Total revenues                       2,675               2,620               8,509               7,497

         Total benefits and
           expenses                             2,231               2,150               7,343               6,351
         Income tax expenses                      198                 148                 492                 468
                                         ---------------    ----------------     --------------     ----------------
           Net income                 $           246    $            322    $            674   $             678
                                         ===============    ================     ==============     ================

         Deposits for investment-
           type contracts             $         2,257    $         36,101    $          9,886   $          36,264
         Deposits to separate
           accounts                   $           823    $          2,743    $          5,894   $           6,866


         Net Income for Financial Services decreased $76 thousand or 24% for the third quarter of 2001 when compared to the third quarter of 2000. The decrease was primarily due to growth in operating expenses exceeding the increase in fee income. Net income for Financial Services had no significant change for the first nine months of 2001 when compared to the first nine months of 2000.

         Premium income for Financial Services decreased $109 thousand for the first nine months of 2001 when compared to the first nine months of 2000. The decreases were primarily related to BOLI products. The nature of this type of product can lead to large fluctuations from period to period.

         Net Investment income increased $923 thousand for the first nine months of 2001 when compared to the first nine months of 2000 due to growth in BOLI assets.

         Deposits for investment-type contracts decreased for the third quarter and the first nine months of 2001 when compared to the third quarter and the first nine months of 2000. The decreases were due to a decrease in sales of BOLI products. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

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

         The distribution of the fixed maturity portfolio (both available-for-sale and held-to-maturity) by credit rating is summarized as follows:

                                                                  September 30,               December 31,
                                                                      2001                        2000
                                                              ----------------------     -----------------------

         AAA                                                              64.2  %                     62.8  %
         AA                                                                9.3  %                     14.3  %
         A                                                                 9.1  %                      7.3  %
         BBB                                                              17.4  %                     15.6  %
                                                              ----------------------     -----------------------

                                TOTAL                                    100.0  %                    100.0  %

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

         During the nine months ended September 30, 2001, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $2.7 million.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company is strong, as evidenced by significant amounts of short-term investments and cash, which totaled $4.5 million and $24.4 million as of September 30, 2001 and December 31, 2000, respectively.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         There are no significant changes to the Company's risk from December 31, 2000.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:   /s/ Glen R. Derback                              DATE:  November 14, 2001
    --------------------------------------------             -------------------
    Glen R. Derback, Vice President and Controller
    (Duly authorized officer and chief accounting officer)