Form 10-K
period 2001-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-03-29
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2001
                                   ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                         to
                                   ------------------        -------------------

Commission file number                       333-25269
                                    ----------------------------

                       FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                        New York                           93-1225432
----------------------------------------   -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                                       Number)

                                          125 Wolf Road, Albany, New York 12205
                                   ---------------------------------------------
                                       (Address of principal executive offices)
                                                            (Zip Code)

                                                          [518] 437-1816
                                   ---------------------------------------------
                            (Registrant's telephone number, including area code)

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

   Yes           X          No
           --------------         --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____ [ ____ ]

As of March 1, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2002, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

PART I

ITEM 1. BUSINESS

A.   ORGANIZATION AND CORPORATE STRUCTURE

        First Great-West Life & Annuity Insurance Company (the Company) is a stock life insurance company originally organized under the laws of the state of New York in 1996.

        The Company is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (GWL&A), a life insurance company domiciled in Colorado. GWL&A is a wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a Delaware holding company. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (Lifeco), a Canadian holding company. Lifeco is a subsidiary of Power Financial Corporation (Power Financial), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada (Power Corporation), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

        Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

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

        The Company operates in the following two business segments:

        Employee Benefits     - life, health, and 401(k) products for group
                                clients

        Financial Services    - savings products for both
                                public and non-profit employers and
                                individuals, and life insurance products for individuals and businesses.

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

                 [Thousands](1)                      2001             2000            1999
        -------------------------------------    -------------    -------------   -------------
        Premium Income
        Employee Benefits
          Group life & health                 $     15,055     $      13,467    $     9,195
                                                 -------------    -------------   -------------

            Total Employee Benefits                 15,055            13,467          9,195
                                                 -------------    -------------   -------------
        Financial Services
          Savings                                       (9)              (11)            (8)
          Individual insurance                          84               109            (43)
                                                 -------------    -------------   -------------

            Total Financial Services                    75                98            (51)
                                                 -------------    -------------   -------------

              Premium income                  $     15,130     $      13,565    $     9,144
                                                 =============    =============   =============
        Fee Income
        Employee Benefits
          Group life & health                 $      5,196     $       6,213    $       430
          401(k)                                         6                 2
                                                 -------------    -------------   -------------

            Total Employee Benefits                  5,202             6,215            430
                                                 -------------    -------------   -------------
        Financial Services
          Savings                                      373               362            262
          Individual insurance
                                                 -------------    -------------   -------------

            Total Financial Services                   373               362            262
                                                 -------------    -------------   -------------

              Fee income                      $      5,575     $       6,577    $       692
                                                 =============    =============   =============
        Deposits for investment-type
          contracts (2)
          Financial Services                  $     10,173     $      37,344    $    20,000
                                                 -------------    -------------   -------------

            Total investment-type deposits    $     10,173     $      37,344    $    20,000
                                                 =============    =============   =============
        Deposits to Separate Accounts
          Employee Benefits                   $        708     $       3,249    $
          Financial Services                         7,185            11,189          9,389
                                                 -------------    -------------   -------------

            Total separate accounts deposits  $      7,893     $      14,438    $     9,389
                                                 =============    =============   =============
        Self-funded equivalents -
          Employee Benefits (3)               $     38,410     $      16,225    $
                                                 =============    =============   =============

        (1)All information in the following table and other tables herein is derived from information that has been prepared in conformity with accounting principles generally accepted in the United States of America, unless otherwise indicated.

        (2)Investment-type contracts are contracts that include significant cash build-up features, as discussed in FASB Statement No. 97.

        (3)Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts of which amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity or HMO programs.

C.   EMPLOYEE BENEFITS

        1. Principal Products

           The Employee Benefits segment of the Company provides a full range of employee benefits products. The Company began operating in this segment as of December 1, 1999 by entering into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York (AH&L NY), to acquire a block of life and health insurance business. The business primarily consists of administration services only, and stop loss policies. Annualized premium equivalents rose to $88.6 million in 2001 resulting from significant sales late in the fourth quarter. In 2002, the Company will continue to focus on writing new employee benefits business.

           The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

           The Company offers employers a total benefits solution - an integrated package of group life and disability insurance, managed-care programs, and flexible spending accounts. The Company began marketing 401(k) savings plans in 2000 to complement its group life and health products. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on-line administration and account access, for enhanced efficiency and simplified plan administration.

           The Company offers a choice of managed care products including Preferred Provider Organization (PPO) plans and Point of Service
           (POS) plans. PPO plans offer members a greater choice of physicians and hospitals. Members do not need to enroll with a primary care physician - they simply select a contracted PPO provider at the time of the service to receive the highest level of benefits. If members seek care outside of the PPO network, they receive a lower level of benefits.

           POS plans also require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their health care. Members can seek care outside of the primary care physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the in-network POS plan.

           The Company offers Internal Revenue Code Section 125 plans that enable participants to set aside pre-tax dollars to pay for non-reimbursement medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

           The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. Group life insurance in force prior to reinsurance ceded to other insurance enterprises for the year ended December 31, 2001 totaled $394 million.

           The Company offers disability insurance that is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

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

           Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by a subsidiary of GWL&A or by selected external fund managers.

           The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services.

           Customer retention is a key factor for the profitability of the Company's 401(k) product. The annuity contract imposes a charge for termination during a designated period of time after the contract's inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impede rollovers to products of competitors.

           The Company offers a rollover Individual Retirement Account that allows individuals to move retirement funds from a 401(k) plan to a qualified Individual Retirement Account.

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

           The highly competitive marketplace creates pricing pressures that encourage employers to seek competitive bids each year. Although most employers are looking for affordably priced employee benefits products, they also want to offer product choices because employee needs differ. In many cases it is more cost-effective and efficient for an employer to contract with a carrier such as the Company that offers multiple product lines and centralized administration.

           In addition to price there are a number of other factors that influence employer decision-making. These factors include; quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

        4. Reserves

           For group term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long term disability claims that have been reported but not yet adjudicated.

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

           Reserves for investment contracts (401(k) deferred annuities) are equal to the participants' account balances.

           Assumptions for mortality and morbidity experience are periodically reviewed against published industry data and company experience.

           The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations, pay expected death surrender requests, and to generate profits.

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

           The Company's individual fixed annuity product is a Guarantee Period Fund that was established as a non-unitized Separate Account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guaranteed period durations of one to ten years are currently being offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date results in a market value adjustment (MVA). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

           The Company's individual variable annuity products offer a number of investment options. This product provides the opportunity for contractholders to assume the risks of, and receive all the benefits from, the investment of retirement assets. The variable product assets are invested, as designated by the participant, in a separate account that in turn invests in shares of underlying funds managed by selected external fund managers.

           The individual fixed annuity product generates earnings from the investment spreads on guaranteed investment returns. The individual variable annuity product generates earnings from the fees collected for mortality and expense risks associated with the variable options.

           The Company entered the retirement savings business in the public/non-profit pension market. The Company provides investment products, and administrative and communication services, to employees of state and local governments as well as employees of hospitals, non-profit organizations, and public school districts. The Company provides pension plan administrative services through a subsidiary company, Financial Administrative Services Corporation. The Company provides marketing and communication services through another subsidiary company, BenefitsCorp, Inc., and through BenefitsCorp Equities, Inc., a broker-dealer subsidiary of BenefitsCorp, Inc. (collectively, BenefitsCorp).

           The Company's primary marketing emphasis in the public/non-profit pension market is group fixed and variable annuity contracts for defined contribution retirement savings plans. Defined contribution plans provide for benefits based upon the value of contributions to, and investment returns on, the individual's account. This has been the fastest growing portion of the pension marketplace in recent years.

           The amount of annuities in-force is measured by account balances. At December 31, 2001, annuity account balances were $587 thousand for fixed annuities and $42.5 million for variable annuities. At December 31, 2000, annuity account balances were $141 thousand for fixed annuities and $44.1 million for variable annuities.

           During 1998, the Company began selling life insurance products in the Business-Owned Life Insurance (BOLI) market. These products are interest-sensitive whole life products that fund post-retirement benefits for bank employees. BOLI deposits of $5.0 million were received in 2001, representing $493.6 million of life insurance in-force.

        2. Method of Distribution

           The Company primarily uses BenefitsCorp to distribute pension products and to provide communication and enrollment services to employers in the public/non-profit market. Pension products are also distributed through independent marketing agencies.

          The Company distributes its individual annuity products through Charles Schwab & Co., Inc. pursuant to a distribution agreement. The Company's BOLI product is currently marketed through one broker, Clark/Bardes, Inc.

        3. Competition

           The individual life and annuity insurance marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price, and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1(G) (Ratings).

        4. Reserves

           Reserves for interest-sensitive whole life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest. For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

           Reserves for investment contracts (deferred annuities) are equal to the participants' account balances. Reserves for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

           The above mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

        5. Reinsurance

           The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $250 thousand of coverage per individual life.

E.   INVESTMENT OPERATIONS

        GWL&A manages the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Invested assets under management at December 31, 2001, totaled $228.0 million, comprised of $182.4 million of general account assets and separate account assets of $45.6 million. Invested assets under management at December 31, 2000, totaled $213.9 million, comprised of $166.5 million of general account assets and separate account assets of $47.4 million.

        The Company invests in a broad range of asset classes, investments such as government bonds, public and privately placed corporate bonds, mortgage-backed securities and asset-backed securities. The Company's investments are subject to New York insurance laws.

        The Company manages the characteristics of its investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among the Company's principal product lines. The Company observes strict asset and liability matching guidelines that are designed to ensure that the investment portfolio will appropriately meet the cast flow and income requirements of its liabilities.

        The Company routinely monitors and evaluates the status of its investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by industry and other diversification considerations for fixed maturity investments.

        The Company's long-term bond portfolio constituted 98% of investment assets as of December 31, 2001 compared to 90% in 2000. The Company reduces credit risk for the portfolio as a whole by investing primarily in investment grade bonds. As of December 31, 2001 and 2000, 98% and 100%, respectively, of the bond portfolio carried an investment grade rating.


        The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

          Carrying Value in
               Millions              2001         2000         1999         1998         1997
        -----------------------    ---------    ----------   ----------   ----------   ----------
        U.S. Government
          Securities and
          Agencies              $       48   $       54    $      22    $      24    $        5
        Collaterized mortgage
          obligations                   10           10           19           20
        Corporate bonds                 53           35           35           35
        Asset backed
          securities                    67           52           35
                                   ---------    ----------   ----------   ----------   ----------

        Total                          178          151          111           79             5

        Short-term
          investments                    4           16            2            1
                                   ---------    ----------   ----------   ----------   ----------

        Total investments       $      182   $      167    $     113    $      80    $        5
                                   =========    ==========   ==========   ==========   ==========

        Cash                    $        8   $        8    $       5    $       1    $
        Accrued investment
          income                         2            1            1            1


                                     Net
                              Investment Earned Net
                                Income Investment
            For the year:        [Thousands]      Income Rate
         --------------------    -------------   --------------

                2001          $       11,763         7.04  %
                2000                  10,333         6.99  %
                1999                   6,278         6.79  %
                1998                   3,367         6.35  %
                1997                     243         6.00  %

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

           New York has adopted the National Association of Insurance Commissioners' (NAIC) risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2001 statutory financial reports, the Company has risk-based capital well in excess of that required.

           In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). The Codification that is intended to standardize accounting and reporting to state insurance departments is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Insurance Department required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001.

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

        4. Potential Legislation

           United States legislative developments in various areas including pension regulation, financial services regulation, and health care legislation could significantly and adversely affect the Company in the future. Congress continues to consider legislation relating to health care reform and managed care issues (including patients' rights, mental health parity and managed care or enterprise liability). Congress is also considering changes to various features of retirement plans such as the holding of company stock, diversification rights, imposition of transaction restrictions, expanded disclosure requirements and greater access to investment advice for participants.

           It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.
G.   RATINGS

        The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. The ratings take into account an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

                Rating Agency                            Measurement                    Rating
        ------------------------------    ------------------------------------------    -------

        A.M. Best Company, Inc.           Financial strength, operating                 A++(1)
                                          performance and
                                          market profile

        Fitch, Inc.                       Financial strength                            AAA(2)

        Moody's Investors Service         Financial strength                            Aa3(3)

        Standard & Poor's Corporation     Financial strength                            AA(4)

        (1) Superior (highest rating out of six categories)
        (2) Exceptionally Strong (highest rating out of twelve categories)
        (3) Excellent (second highest rating out of nine categories)
        (4) Very Strong (second highest rating out of nine categories)

H.   MISCELLANEOUS

        Although the Company's BOLI business is comprised of a few customers that account for the majority of the total deposits, the BOLI contracts allow for no more than 20% surrenders in any given year.

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

        No matter was submitted during the fourth quarter of 2001 to a vote of security holders.


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

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the consolidated financial statements of the Company included in Item 8 (Financial Statements and Supplementary Data). Note 2 in the financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                                                                                     For the
                                                                                   period from
                                              [Dollars in Thousands]                April 4,
                                                                                      1997
                                                                                   (inception)
                                                                                     through
           INCOME STATEMENT                  Years Ended December 31,               December
                                                                                       31,
                                    --------------------------------------------
                 DATA                 2001        2000       1999        1998         1997
        ------------------------    ---------   ---------   --------    --------   ------------

        Premium income           $   15,130   $  13,565   $   9,144  $      (65) $       21
        Fee income                    5,575       6,577         692         143
        Net investment income        11,763      10,333       6,278       3,367         243
        Net realized investment
          gains (losses)                642          67          (6)         74
                                    ---------   ---------   --------    --------   ------------

        Total revenues               33,110      30,542      16,108       3,519         264

        Total benefits and
          expenses                   24,323      27,152      14,444       2,124         213
        Income tax expense            3,294       1,346         641         603          18
                                    ---------   ---------   --------    --------   ------------

        Net income               $    5,493   $   2,044   $   1,023  $      792  $       33
                                    =========   =========   ========    ========   ============

        Deposits for
        investment-
          type contracts         $   10,173   $  37,344   $  20,000  $   62,528  $
        Deposits to separate
          accounts               $    7,893   $  14,438   $   9,389  $   12,776  $
        Self-funded premium
          equivalents            $   38,410   $  16,225   $          $           $

             BALANCE SHEET                           Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2001        2000        1999         1998        1997
        -------------------------    ---------   ---------   ---------    ---------   ---------
         [Dollars in Thousands]
        Investment assets         $   182,445  $  166,538  $  112,799  $    80,353  $    5,381
        Separate account assets                    47,359      39,881       23,836       9,045
                                      45,576
        Total assets                  248,728     247,806     171,710      107,095      16,154
        Total policy benefit
          liabilities                 156,850     144,270      98,421       64,445          84
        Total shareholder's
          equity                                   36,074      30,614       16,642       6,538
                                      41,212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expected", "anticipate", "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio and other factors. Readers are also directed to consider other matters, including any risks and uncertainties, discussed in documents filed by the Company with the Securities and Exchange Commission.

        Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2001 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's consolidated Financial Statements.

A.   COMPANY RESULTS OF OPERATIONS

        1. Consolidated Results

           The Company's consolidated net income increased $3.4 million or 169% in 2001 when compared to 2000. The Employee Benefits segment contributed $3.1 million to the improved consolidated results and the Financial Services segment contributed $336 thousand. Of total consolidated net income for 2001, 2000, and 1999, the Employee Benefits segment contributed 82%, 67%, and 44%, respectively, while the Financial Services segment contributed 18%, 33%, and 56%, respectively.

           The Employee Benefits segment began operations in 1999 by entering into an assumption reinsurance agreement on December 1, 1999 with AH&L NY to acquire a block of life and health insurance business. The subsequent operations resulting from this agreement combined with new case sales within other blocks of business resulted in net income of $4.5 million, $1.4 million, and $.4 million being recorded in 2001, 2000, and 1999, respectively.

           The Financial Services net income increased $336 thousand in 2001 primarily due to realized gains on fixed maturities in 2001 of $679 thousand compared to realized gains in 2000 of $67 thousand. The Financial Services net income increased in 2000 from 1999 due to realized gains in 2000 of $67 thousand compared to realized losses in 1999 of $6 thousand and increased margins and fees on larger asset balances from BOLI sales in 2000.

           In 2001 total Company revenues increased $2.6 million or 8% to $33.1 million when compared to 2000. The growth in revenues in 2001 was comprised of increased premium and fee income of $563 thousand, increased net investment income of $1.4 million and increased realized gain on investments of $575 thousand.

           The increased premium and fee income in 2001 was comprised of growth in Employee Benefits of $575 thousand partially offset by a decrease of $12 thousand in Financial Services premium and fee income. The premium and fee income increase in 2000 was comprised of growth in Employee Benefits and Financial Services premium and fee income of $10.1 million and $249 thousand, respectively.

           Net investment income grew to $11.8 million and $10.3 million in 2001 and 2000, respectively, from $6.3 million in 1999, primarily due to BOLI sales each year, as well as a capital infusion from GWL&A of $16 million in 1999. The growth in all years was primarily in the Financial Services segment.

           Realized investment gains from fixed maturities increased from $67 thousand in 2000 to $642 thousand in 2001. The realized investment gains were the result of sales of U.S. Treasury securities.

           Total benefits and expenses decreased $2.8 million or 10% in 2001 when compared to 2000. The Employee Benefits segment contributed $3.9 million of the decrease in 2001 while the Financial Services segment contributed an increase of $1.1 million. The decrease in total benefits and expenses in the Employee Benefits segment in 2001 resulted primarily from improvement in the health claims experience. The increase in Financial Services related to higher interest credits on BOLI account balances and increased operating expenses associated with growth in the Company's business. Total benefits and expenses increased $12.7 million in 2000 when compared to 1999. This increase was primarily due to an increase in the Employee Benefits segment as a result of the acquisition of the group health and life business from AH&L NY in December 1999.

           Income tax expense increased $1.9 million or 145% in 2001 when compared to 2000. Income tax expense increased $705 thousand in 2000 when compared to 1999. The increases in income tax expense in both years reflect higher net earnings. The Company's effective tax rate was 37.5% in 2001 compared to 39.7% in 2000, and 38.5% in 1999.

           In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts that amounts approximate the additional premiums that would have been earned under such contracts if they had been written as traditional indemnity programs.


           Deposits for investment-type contracts decreased $27 million or 73% and increased $17.3 million or 87% in 2001 and 2000, respectively, due to BOLI deposits. BOLI sales are single premium and very large in nature, and therefore, can vary significantly from year to year.

           Deposits for separate accounts decreased $6.5 million in 2001 when compared to 2000 and increased $5.0 million in 2000 compared to 1999. These fluctuations are expected in the small market in which the Company operates.

           Self-funded premium equivalents increased $22 million or 137% in 2001 when compared to 2000 primarily due to the inclusion in 2001 of the first full year of operations resulting from the Allmerica assumption reinsurance agreement. 2000 was the first full year of Employee Benefit operations resulting from the AH&L NY assumption reinsurance agreement.

           Total assets and liabilities increased $922 thousand or 4% and $76.1 million or 44% in 2001 and 2000, respectively. The increases are primarily attributable to BOLI business.

        2. Other Matters

           On October 6, 1999, GWL&A entered into a purchase and sales agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire, via assumption reinsurance, Allmerica's group life and health business on March 1, 2000. The policies resident in the state of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only, and stop loss policies. The in-force business was immediately co-insured back to Allmerica and then underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement, was based on a percentage of the amount in force at March 1, 2000, contingent on the persistency of the block of business through March 2001.

B.   EMPLOYEE BENEFITS RESULTS OF OPERATIONS

        The results below reflect the Employee Benefits segment for the following periods:

                                                           Years Ended December 31,
                                                -----------------------------------------------
               INCOME STATEMENT DATA                2001             2000             1999
        -------------------------------------   -------------    -------------    -------------
                    [thousands]
        Premium income                        $     15,055    $     13,467     $      9,195
        Fee income                                   5,202           6,215              430
        Net investment income                        1,479           1,111
        Net realized investment (losses)               (37)
                                                -------------    -------------    -------------

        Total revenues                              21,699          20,793            9,625

        Policyholder benefits                        9,473          14,431            8,378
        Operating expenses                           5,085           4,087              506
                                                -------------    -------------    -------------
        Total benefits and expenses                 14,558          18,518            8,884
                                                -------------    -------------    -------------
        Income from operations                       7,141           2,275              741
        Income tax expense                           2,662             908              295
                                                -------------    -------------    -------------

        Net income                            $      4,479    $      1,367     $        446
                                                =============    =============    =============

        Deposits to separate accounts         $        708    $      3,249     $
        Self-funded premium equivalents             38,410          16,225

        During 2001, the Employee Benefits segment had an overall increase in its net income. The increase was due primarily to increased revenue and good morbidity experience, resulting in net income of $4.5 million in 2001, compared with $1.4 million in 2000.

        In order to remain competitive, a focused effort on provider contracting is essential to ensure strong morbidity results. Sales efforts will be streamlined and concentrated on self-funded products. Business development strategies will emphasize greater penetration in the New York market. Continued emphasis will be placed on expense economies and synergies to ensure competitive administrative costs. Efficiency will be improved through implementation of various system initiatives and through process redesign.

        Online enrollment for life and health members was implemented in 2001. As a further enhancement to our Internet services, online billing is scheduled for implementation in 2002 and will provide our customers with improved service, as well as generate cost savings to the Company.

C.   FINANCIAL SERVICES RESULTS OF OPERATIONS

        The results below reflect the Financial Services segment for the following periods:

                                                           Years Ended December 31,
                                                -----------------------------------------------
               INCOME STATEMENT DATA                2001             2000             1999
        -------------------------------------   -------------    -------------    -------------
                    [thousands]
        Premium income                        $         75    $         98     $        (51)
        Fee income                                     373             362              262
        Net investment income                       10,284           9,222            6,278
        Net realized investment gains                  679              67               (6)
        (losses)
                                                -------------    -------------    -------------

        Total revenues                              11,411           9,749            6,483

        Policyholder benefits                        8,226           7,261            4,600
        Operating expenses                           1,539           1,373              960
                                                -------------    -------------    -------------
        Total benefits and expenses                  9,765           8,634            5,560
                                                -------------    -------------    -------------
        Income from operations                       1,646           1,115              923
        Income tax expense                             632             438              346
                                                -------------    -------------    -------------

        Net income                            $      1,014    $        677     $        577
                                                =============    =============    =============

        Deposits for investment-type
          contracts                           $     10,173    $     37,344     $     20,000
        Deposits to separate accounts                7,185          11,189            9,389

        During 2001, the Financial Services segment had an overall increase in its net income. The increase is due primarily to the realized investment gains increase of $612 thousand in 2001, as a result of realized gains on fixed maturities. The additional earnings in 2000 reflected an increased asset base, an increase in investment margins, and additional realized gains on fixed maturities.

        Premium and fee income decreased $12 thousand in 2001 compared to an increase of $249 thousand in 2000. The decrease in 2001 was driven by a decrease in premium income due to normal fluctuations that can be expected in the small market in which the Company operates. The increase in 2000 was driven by higher fee income related to growth in separate accounts.

        Deposits for investment-type contracts were down in 2001 due mostly to BOLI deposits of $5.0 million in 2001 compared to $35.0 million in 2000 and $10.0 million in 1999. The nature of this type of product leads to large fluctuations from year to year.

        In 2001, the deposits for separate accounts decreased $4.0 million to $7.2 million. Deposits for separate accounts increased $1.8 million in 2000 to $11.2 million. The separate account assets decreased by $4.8 million in 2001 due to market conditions and increased $7.5 million in 2000 due to the new deposits.

        Net investment income increased $1.1 million in 2001 compared to 2000, and $2.9 million in 2000 compared to 1999, primarily due to BOLI sales.

        Total benefits and expenses increased $1.1 million in 2001 compared to an increase of $3.1 million in 2000, primarily due to additional interest credits on BOLI balances and increased operating expenses.

D.   INVESTMENT OPERATIONS

        The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        The Company follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that even under changing market conditions, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a wide range of possible market changes upon investments and policyholder benefits, the Company ensures that its investment portfolio is appropriately structured to fulfill financial obligations to its policyholders.

        A summary of the Company's general account invested assets follows:

                       [Dollars in Thousands]                       2001              2000
        -----------------------------------------------------   --------------    -------------

        Fixed maturities, available-for-sale, at fair value   $    178,591     $     150,631
        Short-term investments                                       3,854            15,907
                                                                --------------    -------------

             Total invested assets                            $    182,445     $     166,538
                                                                ==============    =============

        During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 unrealized gain associated with this transfer in other comprehensive income, net of tax.

        Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. Private placement investments that are primarily in the held-to-maturity category are generally less marketable than publicly traded assets, yet they typically offer covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

        One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.


        The distribution of the fixed maturity portfolio by credit rating is summarized as:

                        Credit Rating              2001           2000
        ---------------------------------------- ----------     ----------

        AAA                                           65.0  %        62.8  %
        AA                                             6.8           14.3
        A                                             11.9            7.3
        BBB                                           13.9           15.6
        BB and lower                                   2.4
                                                 ----------     ----------

             TOTAL                                   100.0  %       100.0  %
                                                 ==========     ==========

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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $11.7 million and $24.4 million as of December 31, 2001 and 2000, respectively.

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

        On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

        On June 29, 2001, SFAS No. 142, "Goodwill and Other Tangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 is effective beginning January 1, 2002, with earlier adoption encouraged. Although management is still reviewing the provisions of the Statement, it does not expect SFAS No. 144 to have a material impact on the Company's financial position or results of operations, upon adoption.

        See Note 1 to the Consolidated Financial Statements for additional information regarding accounting pronouncements.

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary risk facing the Company is rising interest rates.

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

        The Company has estimated the possible effects of interest rate changes at December 31, 2001. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $8 million. The calculation used projected cash flows, discounted back to December 31,2001. The cash projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 3.62% to 8.85%.

                                Projected Cash Flows by Calendar Year

       [$                                                          There-   Undiscounted  Fair
       millions]
                       2002     2003    2004     2005     2006     after      Total       Value
                       -----    -----   ------   ------   ------   ------   -----------   ------
       Benchmark        18       28      18       18       55       102        238         186
       Interest
       rates
         up 1%          16       21      19       21       57       110        243         178

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are the Company's Financial Statements for the years ended December 31, 2001, 2000, and 1999, and the Independent Auditor's Report thereon.


                First Great-West Life & Annuity Insurance Company
   (A wholly-owned subsidiary of Great-West Life & Annuity Insurance Company)

                    Financial Statements for the Years Ended
                        December 31, 2001, 2000, and 1999
                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of First Great-West Life & Annuity Insurance Company:

We have audited the accompanying balance sheets of First Great-West Life & Annuity Insurance Company (a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company) as of December 31, 2001 and 2000, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



January 28, 2002

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

======================================================================================================================
(Dollars in Thousands)

ASSETS                                                                           2001                    2000
------                                                                    --------------------    --------------------

INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost $176,687 and $148,522)                                $        178,591        $        150,631
  Short-term investments, available-for-sale (cost
    approximates fair value)                                                         3,854                  15,907
                                                                          --------------------    --------------------
         Total Investments                                                         182,445                 166,538

OTHER ASSETS:
  Cash                                                                               7,860                   8,462
  Reinsurance receivable                                                             2,346                   1,924
  Deferred policy acquisition costs                                                  1,257                   1,717
  Investment income due and accrued                                                  1,713                   1,325
  Amounts receivable related to uninsured
    accident and health plan claims (net of allowances of
    $1,835 and $0)                                                                   1,884                   2,069
  Premiums in course of collection
    (net of allowances of $875 and $776)                                               792                   2,502
  Deferred income taxes                                                              1,377                   1,107
  Due from Parent Corporation                                                          107                  10,207
  Other assets                                                                       3,371                   4,596
SEPARATE ACCOUNT ASSETS                                                             45,576                  47,359
                                                                          --------------------    --------------------


TOTAL ASSETS                                                              $        248,728        $        247,806
                                                                          ====================    ====================


                                                                                                      (Continued)


======================================================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves                                                         $        152,874        $        137,657
  Policy and contract claims                                                         1,175                   3,851
  Policyholders' funds                                                               2,801                   2,762
GENERAL LIABILITIES:
  Bank overdrafts                                                                    3,104                   8,954
  Contract deposits                                                                                          7,761
  Other liabilities                                                                  1,986                   3,388
SEPARATE ACCOUNT LIABILITIES                                                        45,576                  47,359
                                                                          --------------------    --------------------
         Total Liabilities                                                         207,516                 211,732
                                                                          --------------------    --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 10,000 shares
    authorized, 2,500 issued and outstanding                                         2,500                   2,500
  Additional paid-in capital                                                        28,600                  28,600
  Accumulated other comprehensive income                                               727                   1,082
  Retained earnings                                                                  9,385                   3,892
                                                                          --------------------    --------------------
         Total Stockholder's Equity                                                 41,212                  36,074
                                                                          --------------------    --------------------


         TOTAL LIABILITIES AND
         STOCKHOLDER'S EQUITY                                            $         248,728       $         247,806
                                                                         ====================    ====================


See notes to financial statements.                                                                   (Concluded)


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

===================================================================================================================
(Dollars in Thousands)

                                                                 2001                 2000                1999
                                                            ----------------    -----------------   -----------------
REVENUES:
  Premium income (net of premium ceded
    of $140, $109, and $64)                                 $     15,130        $     13,565        $      9,144
  Fee income                                                       5,575               6,577                 692
  Net investment income                                           11,763              10,333               6,278
  Net realized gains (losses) on investments                         642                  67                  (6)
                                                            ----------------    -----------------   -----------------
                                                                  33,110              30,542              16,108
                                                            ----------------    -----------------   -----------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries of $177, $964,
    and $740)                                                     11,132              15,625               4,391
  (Decrease) increase in reserves                                 (1,262)               (944)              4,003
  Interest paid or credited to
   contractholders                                                 7,829               7,011               4,584
  General and administrative expenses                              6,624               5,460               1,466
                                                            ----------------    -----------------   -----------------
                                                                  24,323              27,152              14,444
                                                            ----------------    -----------------   -----------------

INCOME BEFORE INCOME TAXES                                         8,787               3,390               1,664

PROVISION FOR INCOME TAXES:
  Current                                                          3,383               2,307                  65
  Deferred                                                           (89)               (961)                576
                                                            ----------------    -----------------   -----------------
                                                                   3,294               1,346                 641
                                                            ----------------    -----------------   -----------------

NET INCOME                                                  $      5,493        $      2,044        $      1,023
                                                            ================    =================   =================






See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

==================================================================================================================================
(Dollars in Thousands)

                                                                                Accumulated
                                                               Additional           Other
                                                               Paid-in         Comprehensive        Retained
                                       Shares      Amount      Capital         Income (Loss)        Earnings            Total
                                      --------- ---------- ---------------  ------------------  ---------------    ---------------

BALANCES, JANUARY 1, 1999               2,500   $  2,500   $     12,600     $        717        $        825       $     16,642

    Net income                                                                                         1,023              1,023
    Other comprehensive income (loss)                                             (3,051)                                (3,051)
                                                                                                                   ---------------
  Comprehensive income (loss)                                                                                            (2,028)
                                                                                                                   ---------------
  Capital contribution                                           16,000                                                  16,000
                                      --------- ---------- ---------------  ------------------  ---------------    ---------------
BALANCES, DECEMBER 31, 1999             2,500      2,500         28,600           (2,334)              1,848             30,614

  Net income                                                                                           2,044              2,044
  Other comprehensive income                                                       3,416                                  3,416
                                                                                                                   ---------------
Comprehensive income                                                                                                      5,460
                                      --------- ---------- ---------------  ------------------  ---------------    ---------------
BALANCES, DECEMBER 31, 2000             2,500      2,500         28,600            1,082               3,892             36,074

    Net income                                                                                         5,493              5,493
    Other comprehensive income (loss)                                               (355)                                  (355)
                                                                                                                   ---------------
  Comprehensive income                                                                                                    5,138
                                      --------- ---------- ---------------  ------------------  ---------------    ---------------
BALANCES, DECEMBER 31, 2001             2,500   $  2,500   $     28,600     $        727        $      9,385       $     41,212
                                      ========= ========== ===============  ==================  ===============    ===============



See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

====================================================================================================================
(Dollars in Thousands)

                                                                       2001             2000              1999
                                                                   --------------   --------------    --------------
OPERATING ACTIVITIES:

  Net income                                                       $    5,493       $    2,044        $     1,023
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization of investments                                      (1,144)          (1,032)                59
      Realized (gains) losses on sale of investments                     (642)             (67)                 6
      Amortization of deferred acquisition costs                          393              213                112
      Deferred income taxes                                               (89)            (961)               576
  Changes in assets and liabilities:
      Accrued interest and other receivables                            1,322           (2,086)            (1,046)
      Policy benefit liabilities                                        3,484            5,902             13,389
      Reinsurance receivable                                             (422)            (498)            (1,303)
      Bank overdrafts                                                  (5,850)           7,446              1,508
      Contract deposits                                                (7,761)           7,761
      Other, net                                                         (235)             695             (2,765)
                                                                   --------------   --------------    --------------
        Net cash provided by (used in)
          operating activities                                         (5,451)          19,417             11,559
                                                                   --------------   --------------    --------------

INVESTING ACTIVITIES:

Proceeds from sales, maturities, and redemptions
 of investments:
  Fixed maturities:
    Held-to-maturity                                                                       667                447
    Available-for-sale                                                 59,417           50,107             15,683

Purchases of investments:
  Fixed maturities:
    Held-to-maturity                                                                   (14,144)           (23,000)
    Available-for-sale                                                (73,742)         (83,570)           (31,066)
                                                                   --------------   --------------    --------------
        Net cash used in investing activities                      $  (14,325)      $  (46,940)       $   (37,936)
                                                                   --------------   --------------    --------------


See notes to financial statements.                                                                   (Continued)




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
====================================================================================================================
(Dollars in Thousands)

                                                                       2001             2000              1999
                                                                   --------------   --------------    --------------
FINANCING ACTIVITIES:

  Contract deposits, net of withdrawals                                 9,074           37,447            20,494
  Due (from) to Parent Corporation                                     10,100           (6,905)           (5,379)
  Capital contributions                                                                                   16,000
                                                                   --------------   --------------    --------------
        Net cash provided by financing activities                      19,174           30,542            31,115
                                                                   --------------   --------------    --------------

NET INCREASE (DECREASE) IN CASH                                          (602)           3,019             4,738

CASH, BEGINNING OF YEAR                                                 8,462            5,443               705
                                                                   --------------   --------------    --------------

CASH, END OF YEAR                                               $       7,860     $      8,462     $       5,443
                                                                   ==============   ==============    ==============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid (received) during the year for:
    Income taxes                                                $           0     $      2,217     $      (1,073)



See notes to financial statements.                                                                   (Concluded)


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
================================================================================
(Dollars in Thousands)

1.       ORGANIZATION

         First Great-West Life & Annuity Insurance Company (the Company) is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (the Parent Corporation). The Company was incorporated as a stock life insurance company in the State of New York and was capitalized on April 4, 1997, through a $6,000 cash investment from the Parent Corporation for 2,000 shares of common stock. On December 29, 1997, the Company issued an additional 500 shares of common stock to the Parent Corporation for $500. The Company was licensed as an insurance company in the State of New York on May 28, 1997. The Company does business in New York through two business segments, as discussed in Note 12.

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

         Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

         Investments - Management has classified its fixed maturities as available for sale and carries them at fair value with the net unrealized gains and losses reported as accumulated other comprehensive income (loss) in stockholder's equity.

         Premiums and discounts are recognized as a component of net investment income using the effective interest method. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net realized gains/(losses) on investments.

         Short-term investments include securities purchased with initial maturities of one year or less and are carried at amortized cost. The Company considers short-term investments to be available-for-sale and amortized cost approximates fair value.

         Cash - Cash includes only amounts in demand deposit accounts.

         Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependant upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $393, $213, and $112 in 2001, 2000, and 1999, respectively.

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

         Policy Reserves - Life insurance and annuity policy reserves with life contingencies of $145,593 and $135,191 at December 31, 2001 and 2000, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $5,995 and $141 at December 31, 2001 and 2000, respectively, are established at contractholders' account value.

         Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies (See
         Note 6).

         Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

         Recognition of Premium Income and Expenses - Life insurance premiums are recognized when due. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period, and are realized as assessed and earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average credit rating on annuity products, first sold in 2001, was approximately 4.2%.

         Income Taxes - Income taxes are recorded using the asset and liability approach, which requires, among other provisions, the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events (other than the enactments or changes in the tax laws or rules) are considered. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

         Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - FASB has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", (SFAS No. 140) which revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain disclosure requirements under SFAS No. 140 were effective December 15, 2000, and these requirements have been incorporated in the Company's financial statements. The adoption of SFAS No. 140 did not have a material effect on the financial position or results of operations of the Company.

         Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets - Effective April 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets" (EITF 99-20). This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific evaluation methods to these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material impact on the Company's financial position or results of operations.

         Business Combinations - On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No.141, "Business Combinations" (SFAS No.
         141) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

         Goodwill and Other Intangible Assets - On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and, although it is still reviewing the provisions of this Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

         Long Lived Assets - In August 2001, the FASB issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.

         Regulatory Requirements - In accordance with the requirements of the State of New York, the Company must demonstrate adequate capital, as defined. At December 31, 2001, the Company was in compliance with the requirement.

         The Company is also required to maintain an investment deposit in the amount of $5,000 in cash or investment certificates with the New York Insurance Commissioner for the protection of policyholders in the event the Company is unable to satisfactorily meet its contractual obligations. A United States Treasury obligation, whose cost approximates market value, was designated to meet this requirement at December 31, 2001.

3.       ACQUISITIONS

         On October 6, 1999, the Parent Corporation entered into a purchase and sale agreement (the Agreement) with Allmerica Financial Corporation (Allmerica) to acquire, via assumption reinsurance, Allmerica's group life and health insurance business on March 1, 2000. The policies resident in the State of New York have been assigned to the Company as part of the Agreement. This business primarily consists of administrative services only and stop loss policies. The in-force business was immediately coinsured back to Allmerica and then underwritten and retained by the Company upon each policy renewal date. The purchase price, as defined in the Agreement, was based on a percentage of the amount in-force at March 1, 2000 contingent on the persistency of the block of business through March 2001. The effect of this transaction was not material to the Company's results of operations or financial position.

4.       RELATED-PARTY TRANSACTIONS

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

                                                                                  Years Ended
                                                                                  December 31,
                                                                   --------------------------------------------
                                                                      2001            2000            1999
                                                                   ------------    ------------    ------------
         Investment management expense
           (included in net investment income)                     $     123       $     128       $      96
         Administrative and underwriting services
           (included in general and administrative
            expenses)                                                  3,070           2,222             166


         The Company and the Parent Corporation have an agreement whereby the Parent Corporation has committed to provide certain financial support related to maintaining adequate regulatory surplus and liquidity.

5.       ALLOWANCES ON POLICYHOLDER RECEIVABLES

         The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

         Allowances for amounts receivable related to uninsured accident and health plan claims:

                                                                     2001              2000               1999
                                                                ---------------   ---------------    ---------------

         Balance, beginning of year                             $                 $                  $
         Provisions charged to operations                              1,935
         Amounts written off - net                                      (100)
                                                                ---------------   ---------------    ---------------
         Balance, end of year                                   $      1,835      $          0       $          0
                                                                ===============   ===============    ===============

          Allowances for premiums in course of collection:
                                                                     2001               2000              1999
                                                                ---------------   ---------------    ---------------

         Balance, beginning of year                             $        776      $        580       $
         Provisions charged to operations                                167               196                580
         Amounts written off - net                                       (68)
                                                                ---------------   ---------------    ---------------
         Balance, end of year                                   $        875      $        776       $        580
                                                                ===============   ===============    ===============

6.       REINSURANCE

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

         Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2001 and 2000, the reinsurance receivable had a carrying value of $2,346 and $1,924, respectively.

         Total reinsurance premiums ceded to the Parent Corporation in 2001, 2000, and 1999 were $107, $77, and $43, respectively.

         On December 1, 1999, the Company entered into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York (AH&L
         NY), to acquire a block of life and health insurance business. The Company also agreed to the assignment of a coinsurance agreement between the Parent Corporation and AH&L NY on certain policies that would not be transferred to the Company via assumption reinsurance. The business primarily consists of administration services only, and stop loss policies. The Company assumed $7,904 of policy reserves and miscellaneous assets and liabilities in exchange for equal consideration from AH&L NY and the Parent Corporation.

         The following schedule details life insurance in force and life and accident/health premiums:

                                                         Ceded          Assumed                         Percentage
                                                     Primarily to      Primarily                        of Amount
                                      Gross            the Other       From Other          Net           Assumed
                                      Amount           Companies       Companies         Amount           To Net
                                  ---------------   ----------------  -------------  ----------------  -------------
         December 31, 2001:
           Life insurance in force:
             Individual           $     493,567     $     136,613     $              $     356,954         0.0%
             Group                      393,861                                            393,861         0.0%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $     887,428     $     136,613     $              $     750,815
                                  ===============   ================  =============  ================

           Premium Income:
             Life insurance       $       3,789     $         107     $              $       3,682         0.0%
             Accident/health             11,724               268                           11,456         0.0%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $      15,513     $         375     $              $      15,138
                                  ===============   ================  =============  ================

         December 31, 2000:
           Life insurance in force:
             Individual           $     468,463     $     125,222     $              $     343,241         0.0%
             Group                      623,454                                            623,454         0.0%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $   1,091,917     $     125,222     $              $     966,695
                                  ===============   ================  =============  ================

           Premium Income:
             Life insurance       $       3,193     $          76     $              $       3,117         0.0%
             Accident/health              8,591                76           1,933           10,448        18.5%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $      11,784     $         152     $     1,933    $      13,565
                                  ===============   ================  =============  ================

         December 31, 1999:
           Life insurance in force:
             Individual           $     329,346     $     125,688     $              $     203,658         0.0%
             Group                    1,075,000                                          1,075,000         0.0%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $   1,404,346     $     125,688     $              $   1,278,658
                                  ===============   ================  =============  ================

           Premium Income:
             Life insurance       $         685     $          57     $        93    $         721        12.9%
             Accident/health              9,471             1,064              23            8,430         0.3%
                                  ---------------   ----------------  -------------  ----------------
                  Total           $      10,156     $       1,121     $       116    $       9,151
                                  ===============   ================  =============  ================


7.       SUMMARY OF INVESTMENTS

         Fixed maturities owned at December 31, 2001 are summarized as follows:

                                                            Gross           Gross        Estimated
                                          Amortized      Unrealized      Unrealized        Fair          Carrying
                                             Cost           Gains          Losses          Value           Value
                                          -----------    ------------    ------------   ------------    ------------
          Available-for-Sale:
            U.S. Government Agencies      $  46,579      $   1,584       $     187      $  47,976       $  47,976
            Collateralized mortgage
              obligations                     9,954            259                         10,213          10,213
            Public utilities                  7,000            524                          7,524           7,524
            Corporate bonds                  46,480            549           1,213         45,816          45,816
            Asset backed securities          66,674          1,030             642         67,062          67,062
                                          -----------    ------------    ------------   ------------    ------------
                                          $ 176,687      $   3,946       $   2,042      $ 178,591       $ 178,591
                                          ===========    ============    ============   ============    ============

         Fixed maturities owned at December 31, 2000 are summarized as follows:

                                                            Gross           Gross        Estimated
                                          Amortized      Unrealized      Unrealized        Fair          Carrying
                                             Cost           Gains          Losses          Value           Value
                                          -----------    ------------    ------------   ------------    ------------
          Available-for-Sale:
            U.S. Government Agencies      $  52,169      $   1,454       $      25      $  53,598       $  53,598
            Collateralized mortgage
              obligations                     9,953                            237          9,716           9,716
            Public utilities                  7,000            218                          7,218           7,218
            Corporate bonds                  29,029            160             991         28,198          28,198
            Asset backed securities          50,371          1,743             213         51,901          51,901
                                          -----------    ------------    ------------   ------------    ------------
                                          $ 148,522      $   3,575       $   1,466      $ 150,631       $ 150,631
                                          ===========    ============    ============   ============    ============

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

         The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available-for-Sale
                                                    --------------------------
                                                     Amortized     Estimated
                                                       Cost       Fair Value
                                                    ------------  ------------
          Due in one year or less                   $    2,882    $    3,075
          Due after one year through five years         40,924        42,592
          Due after five years through ten years        26,265        25,469
          Due after ten years                            1,252         1,271
          Mortgage-backed securities                    38,690        39,122
          Asset-backed securities                       66,674        67,062
                                                    ------------  ------------
                                                    $  176,687    $  178,591
                                                    ============  ============

         Proceeds from sales of securities available-for-sale were $54,832, $44,237, and $15,158 during 2001, 2000, and 1999, respectively. The realized gains on such sales totaled $950, $296, and $15 for 2001, 2000, and 1999, respectively. The realized losses totaled $308, $229, and $21 for 2001, 2000, and 1999, respectively.

         During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 unrealized gain associated with this transfer in other comprehensive income, net of tax.

8.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                               December 31,
                                                        ------------------------------------------------------------
                                                                   2001                            2000
                                                        ----------------------------    ----------------------------
                                                         Carrying        Estimated       Carrying        Estimated
                                                          Amount        Fair Value        Amount        Fair Value
                                                        ------------    ------------    ------------    ------------
          ASSETS:
            Fixed maturities and short-term
              investments                               $  182,445      $  182,445      $  166,538      $  166,538
          LIABILITIES:
            Annuity contract reserves without
              life contingencies                             5,995           5,995             141             141
            Policyholders' funds                             2,801           2,801           2,762           2,762

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

         The estimated fair value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

9.       FEDERAL INCOME TAXES

         The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                             2001              2000              1999
                                                         -------------     -------------     -------------
          Federal tax rate                                    35.0     %        35.0     %        35.0     %
          Change in tax rate resulting from:
                   Prior year tax adjustment                  (3.9)             (0.9)             (1.1)
                   State taxes                                 6.0               5.6               4.6
                   Other                                       0.4
                                                         -------------     -------------     -------------
          Total                                               37.5     %        39.7     %        38.5     %
                                                         =============     =============     =============

         Temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                          2001                        2000
                                                 ------------------------    ------------------------

                                                 Deferred      Deferred      Deferred      Deferred
                                                    Tax           Tax           Tax           Tax
                                                   Asset       Liability       Asset       Liability
                                                 ----------    ----------    ----------    ----------
         Policy reserves                         $    261                    $    204
         Deferred policy
           acquisition costs                                   $    279                    $    601
         Deferred acquisition
           cost proxy tax                           2,180                       2,226
         Investment assets                                          837                         753
         State taxes                                   92                          31
         Other                                                       40
                                                 ----------    ----------    ----------    ----------
         Total deferred taxes                    $  2,533      $  1,156      $  2,461      $  1,354
                                                 ==========    ==========    ==========    ==========

         Amounts related to investment assets above include $666 and $738 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2001, and 2000, respectively. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

         The Company and the Parent Corporation have entered into an income tax allocation agreement whereby the Parent Corporation could file a consolidated federal income tax return. Under the agreement the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis. In 2001, the Company will file on a consolidated basis with its Parent Corporation.

10.      OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) for the year ended December 31, 2001 is summarized as follows:

                                                                                    Tax
                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on
           available-for-sale securities:
           Unrealized holding gains
             arising during the period                                16                  (5)                  11
           Less: reclassification adjustment
             for (gains) losses realized in net
             income                                       $         (220)     $           69       $         (151)
                                                          -----------------   -----------------    ----------------
           Net unrealized gains (losses)                            (204)                 64                 (140)
         Reserve and DAC adjustment                                 (331)                116                 (215)
                                                          -----------------   -----------------    ----------------
         Other comprehensive income (loss)                $         (535)     $          180       $         (355)
                                                          =================   =================    ================

         Other comprehensive income for the year ended December 31, 2000 is summarized as follows:
                                                                                    Tax
                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on
           available-for-sale securities:
           Unrealized holding gains
             Arising during the period                    $        5,700      $       (1,995)      $        3,705
                                                          -----------------   -----------------    ----------------
           Net unrealized gains                                    5,700              (1,995)               3,705
         Reserve and DAC adjustment                                 (444)                155                 (289)
                                                          -----------------   -----------------    ----------------
         Other comprehensive income                       $        5,256      $       (1,840)      $        3,416
                                                          =================   =================    ================

         Other comprehensive income (loss) for the year ended December 31, 1999 is summarized as follows:
                                                                                    Tax
                                                             Before-Tax          (Expense)           Net-of-Tax
                                                               Amount            or Benefit            Amount
                                                          -----------------   -----------------    ----------------
         Unrealized gains on
           available-for-sale securities:
           Unrealized holding gains (losses)
             Arising during the period                    $       (5,425)     $        1,900       $       (3,525)
                                                          -----------------   -----------------    ----------------
           Net unrealized gains (losses)                          (5,425)              1,900               (3,525)
         Reserve and DAC adjustment                                  729                (255)                 474
                                                          -----------------   -----------------    ----------------
         Other comprehensive income (loss)                $       (4,696)     $        1,645       $       (3,051)
                                                          =================   =================    ================

11.      DIVIDEND RESTRICTIONS AND CODIFICATION

         The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                                                  2001              2000              1999
                                                              --------------    --------------    --------------
                                                               (Unaudited)
         Net income                                           $   7,138         $        27       $     1,202
         Capital and surplus                                     33,406              26,999            29,289

         In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification as modified by the New York Division of Insurance increased statutory net worth as of January 1, 2001, by approximately $2,795 (Unaudited). (The modifications adopted by the New York Division of Insurance had the effect of decreasing the effect on statutory net worth by approximately $2,901 (Unaudited).)

         As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends, which can be paid to stockholders, is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $3,341 in 2002. The Company paid no dividends in 2001 and 2000. Dividends are paid as determined by the Board of Directors.

12.      SEGMENT INFORMATION

         The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health and 401(k) products to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels.

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations after income taxes.

         The Company's operations are not materially dependent on one or a few customers, brokers or agents.

         Summarized segment financial information for the year ended and as of December 31, 2001 was as follows:

         Operations:                                          Employee           Financial
                                                              Benefits            Services              Total
                                                          -----------------   -----------------    ----------------
         Revenue:
           Premium income                                 $       15,055      $           75       $       15,130
           Fee income                                              5,202                 373                5,575
           Net investment income                                   1,479              10,284               11,763
           Realized investment gains (losses)                        (37)                679                  642
                                                          -----------------   -----------------    ----------------
         Total revenue                                            21,699              11,411               33,110
         Benefits and Expenses:
           Benefits                                                9,473               8,226               17,699
           Operating expenses                                      5,085               1,539                6,624
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses                              14,558               9,765               24,323
                                                          -----------------   -----------------    ----------------

         Net operating income before
           Income taxes                                            7,141               1,646                8,787
         Income taxes                                              2,662                 632                3,294
                                                          -----------------   -----------------    ----------------
         Net income                                       $        4,479      $        1,014       $        5,493
                                                          =================   =================    ================

         Assets:
         Investment assets                                $       26,223      $      156,222       $      182,445
         Other assets                                             18,540               2,167               20,707
         Separate account assets                                   3,027              42,549               45,576
                                                          -----------------   -----------------    ----------------
         Total assets                                     $       47,790      $      200,938       $      248,728
                                                          =================   =================    ================

         Summarized segment financial information for the year ended and as of December 31, 2000 was as follows:

         Operations:                                          Employee           Financial
                                                              Benefits            Services             Total
                                                          -----------------   -----------------   -----------------
         Revenue:
           Premium income                                 $       13,467      $           98      $       13,565
           Fee income                                              6,215                 362               6,577
           Net investment income                                   1,111               9,222              10,333
           Realized investment gains                                                      67                  67
                                                          -----------------   -----------------   -----------------
         Total revenue                                            20,793               9,749              30,542
         Benefits and Expenses:
           Benefits                                               14,431               7,261              21,692
           Operating expenses                                      4,087               1,373               5,460
                                                          -----------------   -----------------   -----------------
         Total benefits and expenses                              18,518               8,634              27,152
                                                          -----------------   -----------------   -----------------

         Net operating income before
           Income taxes                                            2,275               1,115               3,390
         Income taxes                                                908                 438               1,346
                                                          -----------------   -----------------   -----------------
         Net income                                       $        1,367      $          677      $        2,044
                                                          =================   =================   =================

         Assets:
         Investment assets                                $       16,201      $      150,337      $      166,538
         Other assets                                             20,625              13,284              33,909
         Separate account assets                                                      47,359              47,359
                                                          -----------------   -----------------   -----------------
         Total assets                                     $       36,826      $      210,980      $      247,806
                                                          =================   =================   =================


         Summarized segment financial information for the year ended and as of December 31, 1999 was as follows:

         Operations:                                          Employee           Financial
                                                              Benefits            Services              Total
                                                          -----------------   -----------------    ----------------
         Revenue:
           Premium income                                 $        9,195      $          (51)      $        9,144
           Fee income                                                430                 262                  692
           Net investment income                                                       6,278                6,278
           Realized investment gains (losses)                                             (6)                  (6)
                                                          -----------------   -----------------    ----------------
         Total revenue                                             9,625               6,483               16,108
         Benefits and Expenses:
           Benefits                                                8,378               4,600               12,978
           Operating expenses                                        505                 961                1,466
                                                          -----------------   -----------------    ----------------
         Total benefits and expenses                               8,883               5,561               14,444
                                                          -----------------   -----------------    ----------------

         Net operating income before
           Income taxes                                              742                 922                1,664
         Income taxes                                                295                 346                  641
                                                          -----------------   -----------------    ----------------
         Net income                                       $          447      $          576       $        1,023
                                                          =================   =================    ================


13.      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in the Company's independent accountants or resulting disagreements on accounting and financial disclosure.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   IDENTIFICATION OF DIRECTORS

                                    Served as
                                             Director           Principal Occupation(s)
              Director              Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------

       Marcia D. Alazraki           60         1996       Partner, Kalkines, Arky, Zall &
                                                          Bernstein
                                                          LLP (a law firm) since January 1998;
                                                          previously Counsel, Simpson, Thacher
                                                          & Bartlett (a law firm)

       James Balog (1)              73         1997       Company Director

       James W. Burns, O.C.         72         1997       Chairman of the Boards of Great-West
                                                            Lifeco, Great-West Life, London
                                                            Insurance Group Inc. and London
                                                          Life
                                                            Insurance Company; Deputy Chairman
                                                            Power Corporation

       Orest T. Dackow (1)          65         2000       Company Director since April 2000;
                                                            previously President and Chief
                                                            Executive Officer, Great-West
                                                          Lifeco

       Paul Desmarais, Jr.          47         1997       Chairman and Co-Chief Executive
                                                            Officer, Power Corporation;
                                                          Chairman,
                                                            Power Financial

       Robert Gratton               58         1997       Chairman of the Board of GWL&A;
                                                            President and Chief Executive
                                                          Officer,
                                                            Power Financial

       Stuart Z. Katz               59         1997       Partner, Fried, Frank, Harris,
                                                          Shriver &
                                                            Jacobson (a law firm)

       William T. McCallum          59         1997       Chairman, President and Chief
                                                            Executive Officer of the Company;
                                                            President and Chief Executive
                                                          Officer,
                                                            GWL&A; Co-President and Chief
                                                            Executive Officer, Great-West
                                                          Lifeco

       Brian E. Walsh (1)           48         1997       Managing Partner, QVan Capital,
                                                            LLC (a merchant banking company)
                                                            since September1997, previously
                                                            Partner, Trinity L.P. (an
                                                          investment
                                                            company)

        (1)Member of the Audit Committee

        Unless otherwise indicated, all of the directors have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

        Directors are elected annually to serve until the following annual meeting of shareholders.

        The following is a list of directorships held by the directors of the Company, on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940.

        J. Balog          Transatlantic Holdings, Inc.
                          Phoenix/Zweig Advisers LLC
                          Euclid Advisers LLC

        W.T. McCallum     Maxim Series Fund, Inc.
                          Orchard Series Fund
                                            Variable Annuity Account A

B.   IDENTIFICATION OF EXECUTIVE OFFICERS

                                    Served as
                                    Executive
                                             Officer            Principal Occupation(s)
          Executive Officer         Age       from:               for last Five Years
       ------------------------    ------   -----------   -------------------------------------

       William T. McCallum          59         1997       Chairman, President and Chief
         Chairman, President                                Executive Officer of the Company;
         and Chief Executive                                President and Chief Executive
         Officer                                          Officer,
                                                            GWL&A; Co-President and Chief
                                                            Executive Officer, Great-West
                                                          Lifeco

       Mitchell T.G. Graye          46         1997       Executive Vice President and Chief
         Executive Vice                                     Financial Officer of the Company
                                                          and
         President and Chief                                GWL&A
         Financial Officer

       Douglas L. Wooden            45         1997       Executive Vice President, Financial
         Executive Vice                                     Services of the Company and GWL&A
         President,
         Financial Services

       John A. Brown                54         1992       Senior Vice President, BenefitsCorp
         Senior Vice President                              Healthcare Markets of the Company
         BenefitsCorp                                       and GWL&A
         Healthcare Markets

       Mark S. Corbett              42         2001       Senior Vice President, Investments
                                                          of
         Senior Vice                                        the Company
       President,
         Investments

       Wayne T. Hoffmann            46         2001       Senior Vice President, Investments
                                                          of
         Senior Vice                                        the Company and GWL&A
       President,
         Investments

       D. Craig Lennox              54         1997       Senior Vice President, General
         Senior Vice                                        Counsel and Secretary of the
       President,
         General Counsel and                                Company and GWL&A
         Secretary

       Steve H. Miller              49         1997       Senior Vice President, Employee
         Senior Vice                                        Benefits Sales of the Company and
       President,
         Employee Benefits                                  GWL&A
         Sales

       Charles P. Nelson            41         1998       President, BenefitsCorp of the
                                                          Company
         President,                                         and GWL&A
         BenefitsCorp

       Martin Rosenbaum             49         1997       Senior Vice President, Employee
         Senior Vice                                        Benefits Finance of the Company
       President,                                         and
         Employee Benefits                                  GWL&A
         Finance

       Gregory E. Seller            48         1997       Senior Vice President,
         Senior Vice                                        BenefitsCorp Government Markets
       President,
         BenefitsCorp                                       of the Company and GWL&A
         Government Markets

       Robert K. Shaw               46         1997       Senior Vice President, Individual
         Senior Vice President                              Markets of the Company and GWL&A
         Individual Markets

       George D. Webb               58         1999       President, Advised Assets Group,
         President,                                       Inc. of
                                                            the Company and GWL&A; prior to
         Advised Assets                                     July 1999, Principal, William M.
                                                          Mercer
         Group, Inc.                                        Investment Consulting Inc. (an
                                                            Investment consulting company)

       Warren J. Winer              55         2001       Senior Vice President, Employee
         Senior Vice                                        Benefits of the Company and GWL&A;
       President,
         Employee Benefits                                  prior to January 2001, Executive
                                                          Vice
                                                            President, General American Life
                                                            Insurance Company

       Jay W. Wright                50         2001       Senior Vice President,
         Senior Vice                                        Employee Benefits of the Company
       President,
         Employee Benefits                                  and GWL&A; prior to January 2001,
                                                            Senior Vice President, New England
                                                            Financial

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

B.   COMPENSATION OF DIRECTORS

        For each director of the Company who is not also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $10,000. For each director of the Company who is also a director of GWL&A, Great-West Life or Great-West Lifeco, the Company pays an annual fee of $5,000. The Company pays each director a meeting fee of $1,000 for each meeting of the Board of Directors, or a committee thereof, attended. At their option, in lieu of cash payments, directors may receive deferred share units under The Great-West Life Assurance Company Deferred Share Unit Plan. In addition, all directors are reimbursed for incidental expenses.

        The above amounts are paid in the currency of the country of residence of the director.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information, as of March 1, 2002, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

     (1) 100% of the Company's 2,500 outstanding common shares are owned by Great-West Life & Annuity Insurance Company, 8515 East Orchard Road, Greenwood Village, Colorado 80111.

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

     (6) 82.2% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

     (10) Mr. Paul Desmarais, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, through a group of private holding companies, that he controls, has voting control of Power Corporation of Canada.

        As a result of the chain of ownership described in paragraphs (1) through (10) above, each of the entities and persons listed in paragraphs (1) through (10) would be considered under Rule 13d-3 of the Exchange Act to be a "beneficial owner" of 100% of the outstanding voting securities of the Company.

B.   SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2001, by (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.
                                                          Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
             Directors                 (1)                    (2)                  (3)
        --------------------- ---------------------- ---------------------- -------------------
        M.D. Alazraki
        --------------------- ---------------------- ---------------------- -------------------
        J. Balog
        --------------------- ---------------------- ---------------------- -------------------
        J.W. Burns                   153,659                 8,000               400,640
                                                                             200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        O.T. Dackow                   79,973
                                 200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        P. Desmarais, Jr.            43,624                                     178,221
                                                                            2,379,000 options
        --------------------- ---------------------- ---------------------- -------------------
        R. Gratton                   331,846                310,000              10,460
                                                       6,780,000 options
        --------------------- ---------------------- ---------------------- -------------------
        S.Z. Katz
        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum                 84,474                19,500
                                  840,000 options
        --------------------- ---------------------- ---------------------- -------------------
        B.E. Walsh                                                                2,000
        --------------------- ---------------------- ---------------------- -------------------
        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.
                                                          Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
           Directors and               (1)                    (2)                  (3)
         Executive Officers
             as a Group
        --------------------- ---------------------- ---------------------- -------------------
                                     844,216                500,500              592,121
                                1,607,680 options      6,850,000 options    2,579,000 options
        --------------------- ---------------------- ---------------------- -------------------

        (1)All holdings are common shares, or where indicated, exercisable options for common shares, of Great-West Lifeco Inc.

        (2)All holdings are common shares, or where indicated, exercisable options for common shares, of Power Financial Corporation.

        (3)All holdings are subordinate voting shares, or where indicated, exercisable options for subordinate voting shares, of Power Corporation of Canada.

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

        The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by P. Desmarais, Jr. represents 1.3% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding. The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers represents 1.6% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

        None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        M.D. Alazraki, a director of the Company, is a partner with Kalkines, Arky, Zall & Bernstein, a law firm that provided legal services to the Company. In 2001, the amount of such services was $36,387.28.


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The documents identified below are filed as a part of this report.


A.   INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                   ------------
        Independent Auditors' Report on Financial Statements for the Years Ended
          December 31, 2001, and 2000...............................

        Balance Sheets as of December 31, 2001 and 2000.........................

        Statements of Income for the Years Ended December 31, 2001, and
          2000..........................................................

        Statements of Stockholder's Equity for the Years Ended December 31,
          2001, and
          2000..........................................................

        Statements of Cash Flows for the Years Ended December 31, 2001, and
          2000..........................................................

        Notes to Financial Statements for the Years Ended December 31, 2001, and
          2000..........................................................

        All schedules and separate financial statements of the Registrant are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

B.   INDEX TO EXHIBITS

          Exhibit Number                          Title                             Page
        -------------------    --------------------------------------------    ----------------
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

                               Material Contracts

               10.1            Description Agreement between First Great-
                                 West Life & Annuity Insurance Company
                           Charles Schwab & Co., Inc.


                               Filed as Exhibit 10.1 to Registrant's Form
                               10-K
                                 for the year ended December 31, 1997 and incorporated herein by reference.

               10.2            Administration Services Agreement between
                                 First Great-West Life & Annuity Insurance
                                 Company and Great-West Life & Annuity
                                 Insurance Company

                               Filed as Exhibit 10.2 Registrant's Form
                               10-K
                                 for the year ended December 31, 1997 and incorporated herein by reference.

               10.3            Financial Support Agreement between First
                                 Great-West Life & Annuity Insurance
                                 Company and Great-West Life & Annuity
                                 Insurance Company.

                               Filed as Exhibit 10.3 to Registrant's Form
                               10-K
                                 for the year ended December 31, 1997 and incorporated herein by reference.

                               Filed as Exhibit 10.3 to Registrant/s Form
                               10-K
                                 for the year ended December 31, 2000 and incorporated herein by reference.

               10.4            Administrative Services Agreement between
                                 First Great-West Life & Annuity Insurance
                                 Company and Great-West Life & Annuity
                                 Insurance Company, respecting employee
                                 benefits business.

               10.5            Deferred Share Unit Plan filed herewith.

                24             Directors' Powers of Attorney

                               Filed as Exhibit 24 to Registrant's Form
                               10-K
                                 for the years ended December 31, 1997 and 2000 and incorporated herein by reference.


C.   REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 2001.

                                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

    By:     /s/ William T. McCallum
                ----------------------------------------------------------------
                William T. McCallum, President and Chief Executive Officer

    Date:  March 28, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature and Title                                 Date
          ----------------------------------------------------------------    -----------------

     /s/  William T. McCallum                                                  March 28, 2002
          ----------------------------------------------------------------
          William T. McCallum
          Chairman, President, and Chief Executive Officer and a Director

    /s/   Mitchell T.G. Graye                                                  March 28, 2002
          ----------------------------------------------------------------
          Mitchell T.G. Graye
          Executive Vice President and Chief Financial Officer

    /s/   Glen R. Derback                                                      March 28, 2002
          ----------------------------------------------------------------
          Glen R. Derback
          Vice President and Treasurer

    /s/   Marcia D. Alazraki *                                                 March 28, 2002
          ----------------------------------------------------------------
          Marcia D. Alazraki, Director

    /s/   James Balog *                                                        March 28, 2002
          ----------------------------------------------------------------
          James Balog, Director

    /s/   James W. Burns *                                                     March 28, 2002
          ----------------------------------------------------------------
          James W. Burns, Director

    /s/   Orest T. Dackow *                                                    March 28, 2002
          ----------------------------------------------------------------
          Orest T. Dackow, Director

    /s/   Paul Desmarais, Jr. *                                                March 28, 2002
          ----------------------------------------------------------------
          Paul Desmarais, Jr., Director

    /s/   Robert Gratton *                                                     March 28, 2002
          ----------------------------------------------------------------
          Robert Gratton, Director

    /s/   Stuart Z. Katz *                                                     March 28, 2002
          ----------------------------------------------------------------
          Stuart Z. Katz, Director

    /s/   Brian E. Walsh *                                                     March 28, 2002
          ----------------------------------------------------------------
          Brian E. Walsh, Director


    *By: /s/   D. Craig Lennox                                                 March 28, 2002
               -----------------------------------------------------------
               D. Craig Lennox
               Attorney-in-fact pursuant to filed Power of Attorney


                                  EXHIBIT 10.5














         DEFERRED SHARE UNIT PLAN FOR DESIGNATED U.S. RESIDENT DIRECTORS
                    OF THE GREAT-WEST LIFE ASSURANCE COMPANY,
                         LONDON LIFE INSURANCE COMPANY,
                          LONDON INSURANCE GROUP INC.,
                 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY AND
                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

















                                TABLE OF CONTENTS

                                                                                         Page

1.             PREAMBLE AND DEFINITIONS.....................................................1

2.             CONSTRUCTION AND INTERPRETATION..............................................2

3.             ELIGIBILITY..................................................................3

4.             DEFERRED SHARE UNIT GRANTS AND ACCOUNTS......................................3

5.             REDEMPTION ON RETIREMENT OR DEATH............................................7

6.             CURRENCY.....................................................................7

7.             SHAREHOLDER RIGHTS...........................................................8

8.             ADMINISTRATION...............................................................8

9.             ASSIGNMENT...................................................................8



PREAMBLE AND DEFINITIONS

1.1     Title

               The Plan herein described shall be called the "Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company" and First Great-West Life & Annuity Insurance Company and is referred to herein as "the Plan".

1.2     Purpose of the Plan

               The purpose of the Plan is to promote a greater alignment of interests between Members and the shareholders of the Corporations.

1.3     Definitions

1.3.1 "Annual Board Retainer" means the Canadian dollar equivalent of the aggregate basic annual remuneration paid by the Corporations to a Director in a financial year for service on the Boards together with Board committee fees and additional fees and retainers to committee chairs, but excluding Attendance Fees.

1.3.2 "Affiliate" means any related or associated corporation, or any corporation that is a member of a group of corporations that do not deal at arm's length, notwithstanding that they may not be related or associated for purposes of the Income Tax Act (Canada).

1.3.3 "Attendance Fees" means the Canadian dollar equivalent of the aggregate fees paid by the Corporations to a Director in a financial year for attendance at meetings of the Boards and their committees.

1.3.4   "Board" means the Board of Directors of any of the Corporations.

1.3.5 "Corporations" means The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company and any successor corporations whether by amalgamation, merger or otherwise.

1.3.6 "Deferred Share Unit" means a share unit notionally credited to a Member's Deferred Share Unit Account through a bookkeeping entry, the value of which at the relevant time shall be equal to the weighted average trading price per Share on the Toronto Stock Exchange for the last five Trading Days immediately before the date in issue.

1.3.7  "Deferred Share Unit Account" has the meaning ascribed thereto in
Article 4.9.

1.3.8 "Director" means a director of any of the Corporations designated by the President and Chief Executive Officer of any of the Corporations as eligible to participate in the Plan, and who is resident in the United States.

1.3.9 "Member" means a Director who elects to participate in the Plan in accordance with Article 4.

1.3.10                "Share"  means a common  share of  Great-West  Lifeco Inc.
                      and such other share as is added thereto or substituted therefor as a result of amendments to the articles of Great-West Lifeco Inc., a reorganization or otherwise.

1.3.11 "Trading Day" means any date on which the Toronto Stock Exchange is open for the trading of Shares.

2.      CONSTRUCTION AND INTERPRETATION

2.1 In the Plan, references to the masculine include the feminine and reference to the singular shall include the plural and vice versa, as the context shall require.

2.2            Unless otherwise stated herein, the Plan shall be governed by and
               interpreted   in  accordance   with  the  laws  of  Colorado  and
               applicable U.S. federal law.

2.3 If any provision of the Plan or part thereof is determined to be void or unenforceable in whole or in part, such determination shall not affect the validity or enforceability of any other provision or part thereof.

2.4 Headings wherever used herein are for reference purposes only and do not limit or extend the meaning of the provisions herein contained.

2.5 The Corporations and the Members confirm their desire that this document along with all other documents including all notices relating hereto be written in the English language. La Compagnie et les membres confirment leur volonte que ce document de meme que tous les documents, y compris tout avis, s'y rattachant soient rediges en anglais.

3.      ELIGIBILITY

3.1 The Corporations are establishing the Plan for Directors, beginning with the Corporations' first fiscal quarter of 2001.

3.2            Participation in the Plan by each Director is voluntary.

3.3 Nothing herein contained shall be deemed to give any person the right to be retained as a Director or an employee of any of the Corporations.

4.      DEFERRED SHARE UNIT GRANTS AND ACCOUNTS

4.1 Each Director may, subject to the conditions stated herein, elect in accordance with Section 4.2 to participate in the Plan. If a Director so elects to participate he or she will be entitled to receive:

                  (A) his or her Annual Board Retainer payable for the subsequent calendar years as follows:

(a)     entirely in cash;

(b)     as to 1/2 in Deferred Share Units and the balance in cash; or

(c)     entirely in Deferred Share Units; and

               (B) his or her Attendance Fees payable for the subsequent calendar years as follows:

(d)     entirely in cash;

(e)     as to 1/2 in Deferred Share Units and the balance in cash; or

(f)     entirely in Deferred Share Units.

4.2 Each Director who elects to participate in the Plan must file a notice of election in the form of Schedule A hereto (the "Election Notice") with the Secretary of Great-West Life & Annuity Insurance Company before the commencement of a calendar year.

               The election of a Director (who has not filed a notice to (i) change his or her elected percentage in the form of Schedule B hereto, or (ii) terminate the receipt of additional Deferred Share Units in the form of Schedule C hereto) to participate in the Plan shall be deemed to apply to all calendar years subsequent to the filing of the Election Notice and such Director will not be required to file another Election Notice.

4.3 The election made in accordance with section 4.2 shall relate to the Annual Board Retainer and the Attendance Fees paid with respect to any and all of the Corporations' calendar years following the filing of the Election Notice.

4.4 Each Member may, once per calendar year, change his or her elected percentage of the Annual Board Retainer and the Attendance Fees to be paid in Deferred Share Units by filing with the Secretary of Great-West Life & Annuity Insurance Company a notice in the form of Schedule B hereto. Such Member's change shall be effective with respect to the Annual Board Retainer and the Attendance Fees payable for calendar years following that election.

4.5 Each Member may, once per calendar year, terminate the Member's participation in the Plan by filing with the Secretary of Great-West Life & Annuity Insurance Company a notice electing to terminate the receipt of additional Deferred Share Units in the form of Schedule C hereto. Such Member's election shall be effective with respect to the Annual Board Retainer and the Attendance Fees payable for the calendar years following that election.

               Any Deferred Share Units granted under the Plan prior to the election shall remain in the Plan and will be redeemable only in accordance with the terms of the Plan.

               A Member who has filed a notice in accordance with Schedule C may elect to reinstate their acquisition of Deferred Share Units by filing an Election Notice in accordance with Section 4.2.

4.6 A Member shall, for the purposes of the Plan, be deemed to retire on the date he or she is no longer any of a Director or an employee of any of the Corporations.

4.7 The Annual Board Retainer and the Attendance Fees are payable quarterly in arrears on January 1, April 1, July 1 and October 1 in each fiscal year.

4.8 The number of Deferred Share Units granted at any particular time with respect to the Annual Board Retainers and/or the Attendance Fees deferred pursuant to Section 4.1 will be calculated by quarterly dividing the portion of one-quarter of the Annual Board Retainer and/or Attendance Fees payable at that time which is to be paid in Deferred Share Units by the weighted average trading price per Share on the Toronto Stock Exchange for the last five Trading Days of the preceding fiscal quarter. For example,

               $10,000                          =
               -------

               TSE weighted average trading price             Number of Deferred
               Share of 1 Share for the last 5 Trading        Units Granted
               Days of the preceding fiscal quarter

4.9 An account, to be known as a "Deferred Share Unit Account" shall be maintained by The Great-West Life Assurance Company for each Member and will be credited with notional grants of Deferred Share Units received by such Member from time to time.

4.10 Whenever cash dividends are paid on the Shares, additional Deferred Share Units will be credited to each Member's Deferred Share Unit Account. The number of such additional Deferred Share Units will be calculated by dividing the dividends that would have been paid to such Member if the Deferred Share Units in the Member's Deferred Share Unit Account had been Shares by the value of a Deferred Share Unit on the date on which the dividends were paid on the Shares.

4.11 In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off or other distribution (other than normal cash dividends) of Great-West Lifeco Inc. assets to shareholders, or any other changes affecting the Shares, proportionate adjustments to reflect such change or changes shall be made with respect to the number of Deferred Share Units outstanding under the Plan.

4.12 For greater certainty, no amount will be paid to, or in respect of, a Member under the Plan or pursuant to any other arrangement, and no additional Deferred Share Units will be granted to such Member, to compensate for a downward fluctuation in the price of the Shares, nor will any other form of benefit be conferred upon, or in respect of, a Member for such purpose.

5.      REDEMPTION ON RETIREMENT OR DEATH

5.1            The value of the  Deferred  Share  Units  credited  to a
               Member's Deferred Share Unit Account shall be redeemable by the Member (or, where the Member has died, his estate) at the Member's option (or after the Member's death at the option of his legal representative) following the event, including death, causing the Member to be no longer any of a Director or an employee of any of the Corporations or a person related to any of the Corporations or to an Affiliate of any of the Corporations (the "Member's Termination Date"), by filing a written notice of redemption in the form of Schedule D hereto with the Secretary of Great-West Life & Annuity Insurance Company, specifying a redemption date within the period from January 1st of the first calendar year commencing after the Member's Termination Date to December 15th of the first calendar year commencing after the Member's Termination Date. If no notice of redemption has been filed by December 15th of the first calendar year after the Member's Termination Date that date will be deemed to be the redemption date.

5.2            The value of the Deferred  Share Units redeemed by or in
               respect of a Member shall be paid to the Member (or, if the Member has died, to his or her estate, as the case may be) by The Great-West Life Assurance Company in the form of a lump sum cash payment, net of any applicable withholdings as soon as practicable after the redemption date, provided that in any event such payment date shall be no later than December 31st of the first calendar year commencing after the Member's Termination Date. The Great-West Life Assurance Company shall charge to London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company the portion of the amount paid to the Member above which relates to service on their respective board of directors.

6.      CURRENCY

6.1            All  references in the Plan to currency  refer to lawful
               Canadian currency.

7.      SHAREHOLDER RIGHTS

7.1 Deferred Share Units are not shares and will not entitle a Member to any shareholder rights, including, without limitation, voting rights, dividend entitlement or rights on liquidation.

8.      ADMINISTRATION

8.1 Unless otherwise determined by the Board of Directors of The Great-West Life Assurance Company, the Plan shall remain an unfunded obligation of the Corporation.

8.2 The Plan shall be administered by the Executive Committee of the Board of Directors of The Great-West Life Assurance Company.

8.3 The Plan may be amended or terminated at any time by the Board of Directors of The Great-West Life Assurance Company, except as to rights already accrued thereunder by the Members. Notwithstanding the foregoing, any amendment or termination of the Plan shall be such that the Plan continuously meets the requirements of applicable U.S. tax laws.

8.4 Each of the Corporations will be responsible for its proportionate share of all costs relating to the operation and administration of the Plan.

9.      ASSIGNMENT

9.1 The assignment or transfer of the Deferred Share Units, or any other benefits under this Plan, shall not be permitted other than by operation of law.

                                   Schedule A

              Deferred Share Unit Plan for Designated U.S. Resident
         Directors of The Great-West Life Assurance Company, London Life
       Insurance Company, London Insurance Group Inc., Great-West Life &
         Annuity Insurance Company and First Great-West Life & Annuity
                         Insurance Company (the "Plan")


                                 ELECTION NOTICE

        I hereby elect to participate in the Plan and

        (i)    my elected percentage with respect to my aggregate Annual
               Board Retainer payable from each of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Corporations") until changed in accordance with Schedule B and/or C is:

                0%          or              50%              or             100%

        (ii) my elected percentage with respect to my aggregate Attendance Fees payable from each of the Corporations until changed in accordance with Schedule B and/or C is:

                0%          or              50%              or             100%

        I confirm that:

1. I have received and reviewed a copy of the terms of the Plan and agree to be bound by them.

2.             I understand that this election will apply to the Annual
               Board Retainer and Attendance Fees payable to me for services commencing in the calendar year following the calendar year in which I make this election.

3. I understand that I will not be able to cause any of the Corporations to redeem Deferred Share Units granted under the Plan ("DSUs") until I am no longer either a Director or an employee of any of the Corporations or any related corporation.

4. I recognize that under current law, the Corporations intend to treat the time when DSUs credited pursuant to this election are redeemed in accordance with the terms of the Plan, after I am no longer either a Director or employee of any of the Corporations or any related corporation, as the date as of which income tax and other withholdings are required. Upon redemption of the DSUs, the Corporations will make all appropriate withholdings as required by law at that time.

5. The value of DSUs are based on the value of the common shares of Great-West Lifeco Inc. and therefore are not guaranteed.

6.             No funds  will be set aside to  guarantee  the  payment  of DSUs.
               Future payment of DSUs will remain an unfunded liability recorded on the books of the Corporations.

        The foregoing is only a brief outline of certain key provisions of the Plan. For more complete information, reference should be made to the Plan text.



Date                                                      (Name of Director)



                                                         (Signature of Director)


                                   Schedule B

Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                      ELECTION TO CHANGE ELECTED PERCENTAGE

        I hereby elect, notwithstanding my previous election in the form of Schedule A to the Plan dated _______________, to change my elected percentage relating to the



(i) aggregate Annual Board Retainer payable for my services in the calendar year commencing after the date hereof and, subject to any subsequent elections I may make in accordance with the terms of the Plan, for calendar years thereafter to

                0%           or              50%          or             100%



(ii) aggregate Attendance Fees payable for my services in the calendar year commencing after the date hereof and, subject to any subsequent elections I may make in accordance with the terms of the Plan, for calendar years thereafter to

                0%           or              50%          or             100%



        Except as stated above the provisions of Schedule A continue to apply.




Date                                                      (Name of Director)



                                                         (Signature of Director)

NB: An election to change the elected percentages can only be made by any Member once in a calendar year.

                                   Schedule C


Deferred Share Unit Plan for Designated U.S. Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                          ELECTION TO TERMINATE RECEIPT
                       OF ADDITIONAL DEFERRED SHARE UNITS

        I hereby elect that, notwithstanding my previous election in the form of Schedule A to the Plan, no portion of the aggregate Annual Board Retainer and aggregate Attendance Fees payable for my services in the calendar year commencing after the date hereof or, subject to any subsequent election I may make in accordance with the terms of the Plan, for calendar years thereafter shall be paid in Deferred Share Units in accordance with the terms of the Plan.

        I understand that the Deferred Share Units already granted under the Plan cannot be redeemed until I am no longer either a Director or employee of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company or any related corporation.

        I confirm that I have received and reviewed a copy of the terms of the Plan and agree to be bound by them.






Date                                                      (Name of Director)



                                                         (Signature of Director)



NB: An election to terminate receipt of additional Deferred Share Units can only be made by any Member once in a calendar year.

                                   Schedule D


Deferred Share Unit Plan for Designated U.S Resident Directors of The Great-West Life Assurance Company, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company (the "Plan")



                                REDEMPTION NOTICE

        I hereby advise The Great-West Life Assurance Company (the "Corporation") that I wish to redeem all the Deferred Share Units credited to my account under the Plan on [insert redemption date, which shall be at least five
(5) business days following the date on which this notice is filed with the Corporation, and which date shall be no earlier than January 1 but no later than December 15 of the first calendar year commencing after the year in which the participant ceases to be both a director or an employee of any of the Corporation, London Life Insurance Company, London Insurance Group Inc., Great-West Life & Annuity Insurance Company and First Great-West Life & Annuity Insurance Company or any related corporation].





Date                                                      (Name of Director)




                                                         (Signature of Director)












If the Redemption is signed by a beneficiary or legal representative documents providing the authority of such signature should be provided.