Form 10-Q
period 2002-03-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-05-15
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 2002
                                   ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to
                                   -----------------    --------------------

Commission file number                                           333-25269
                                                             -------------------

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                   New York                               93-1225432
---------------------------------------------------   --------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                            Identification Number)


                                       125 Wolf Road, Albany, New York 12205
                            ----------------------------------------------------
                                       (Address of principal executive offices)
                                                            (Zip Code)

                                                  [518] 437-1816
                            ----------------------------------------------------
                            (Registrant's telephone number, including area code)


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

As of May 10, 2002, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.


                                       16
                                TABLE OF CONTENTS


Part I     FINANCIAL INFORMATION                                                          Page
                                                                                        ---------
           Item 1  Financial Statements
                   Statements of Income                                                    3

                   Balance Sheets                                                          4

                   Statements of Cash Flows                                                6

                   Statements of Stockholder's Equity                                      7

                   Notes to Financial Statements                                           8

           Item 2  Management's Discussion and Analysis of Financial Condition and
           Results
                   of Operations                                                           9

           Item 3  Quantitative and Qualitative Disclosures About Market Risk              15

Part II    OTHER INFORMATION                                                               16

           Item 1  Legal Proceedings                                                       16

           Item 6  Exhibits and Reports on Form 8-K                                        16

           Signature                                                                       16


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      2002            2001
                                                                   ------------    ------------
REVENUES:
  Premium income                                                $       2,524   $       4,567
  Fee income                                                            1,070           1,819
  Net investment income                                                 3,240           2,858
  Realized gains on investments                                             2             492
                                                                   ------------    ------------
                                                                        6,836           9,736

BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries totaling $0 and $77)                         1,676           5,793
  Change in reserves                                                       83            (368)
  Interest paid or credited to contractholders                          2,038           2,032
  General and administrative expenses                                   1,620           1,795
                                                                   ------------    ------------
                                                                        5,417           9,252

INCOME BEFORE INCOME TAXES                                              1,419             484

PROVISION FOR INCOME TAXES:
  Current                                                                 665             190
  Deferred                                                                (95)             15
                                                                   ------------    ------------
                                                                          570             205
                                                                   ------------    ------------

NET INCOME                                                      $         849   $         279
                                                                   ============    ============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands Except for Share Information]
==============================================================================================

                                                              March 31,          December 31,
ASSETS                                                           2002                2001
------
                                                           -----------------    ----------------
                                                             [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
      (amortized cost $181,511 and $176,687)            $        183,278     $        178,591
  Short-term investments, available-for-sale
    (cost approximates fair value)                                 1,924                3,854
                                                           -----------------    ----------------

    Total investments                                            185,202              182,445

  Cash                                                             8,723                7,860
  Reinsurance receivable                                           2,287                2,346
  Deferred policy acquisition costs                                1,269                1,257
  Investment income due and accrued                                1,820                1,713
  Uninsured claims receivable                                        967                1,884
  Due from parent corporation                                        803                  107
  Other assets                                                     2,355                3,371
  Premiums in course of collection                                   592                  792
  Deferred income taxes                                            1,501                1,377
  Separate account assets                                         45,714               45,576
                                                           -----------------    ----------------
TOTAL ASSETS                                            $        251,233     $        248,728
                                                           =================    ================

                                                                                  (continued)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands]
==============================================================================================
[unaudited]
                                                              March 31,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                             2002                2001
------------------------------------
                                                           -----------------    ----------------
                                                             [unaudited]

POLICY BENEFIT LIABILITIES:

  Policy reserves                                       $        155,261     $        152,874
  Policy and contract claims                                       1,998                1,175
  Policyholders' funds                                             2,751                2,801

GENERAL LIABILITIES:

  Bank overdrafts                                                  1,540                3,104
  Other liabilities                                                1,948                1,986
  Separate account liabilities                                    45,714               45,576
                                                           -----------------    ----------------
    Total liabilities                                            209,212              207,516
                                                           -----------------    ----------------

STOCKHOLDER'S EQUITY:

  Common stock, $1,000 par value; 10,000 shares
    authorized; 2,500 shares issued and outstanding                2,500                2,500
  Additional paid-in capital                                      28,600               28,600
  Accumulated other comprehensive income                             687                  727
  Retained earnings                                               10,234                9,385
                                                           -----------------    ----------------
    Total stockholder's equity                                    42,021               41,212
                                                           -----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $        251,233     $        248,728
                                                           =================    ================

See notes to financial statements.                                                (Concluded)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
[Dollars in Thousands]

==============================================================================================
[Unaudited]
                                                                    Three Months Ended
                                                                        March 31,
                                                           -------------------------------------
                                                                 2002                2001
                                                           -----------------    ----------------
OPERATING ACTIVITIES:

  Net income                                            $            849     $            279
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of investments                                     (441)                (325)
    Realized gains on disposal of investments                         (2)                (492)
    Depreciation and amortization                                     42                  110
    Deferred income taxes                                            (95)                  15
  Changes in assets and liabilities:
    Policy benefit liabilities                                     3,271                1,737
    Reinsurance recoverable                                           59                   (1)
    Accrued interest and other receivables                            93                 (436)
    Other, net                                                       331              (11,183)
                                                           -----------------    ----------------

    Net cash (used in) provided by operating                       4,107              (10,296)
activities
                                                           -----------------    ----------------

INVESTING ACTIVITIES:

  Proceeds from maturities and redemptions of investments:
    Fixed maturities available-for-sale                            6,144               29,448
  Purchases of investments:
    Fixed maturities available-for-sale                           (8,595)             (21,590)
                                                           -----------------    ----------------
Net cash provided by (used in) investing activities               (2,451)               7,858
                                                           -----------------    ----------------

FINANCING ACTIVITIES:
  Contract deposits, net of withdrawals                              (97)               4,902
  Due to Parent Corporation                                         (696)                 635
                                                           -----------------    ----------------

    Net cash provided by (used in) financing                        (793)               5,537
activities

NET INCREASE IN CASH                                                 863                3,099

CASH, BEGINNING OF YEAR                                            7,860                8,462
                                                           -----------------    ----------------

CASH, END OF PERIOD                                     $          8,723     $         11,561
                                                           =================    ================


See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002

==============================================================================================
[Dollars in Thousands]
[Unaudited]
                                                                                   Accumulated
                                                                 Additional           Other
                                          Common Stock            Paid-in         Comprehensive        Retained
                                      ----------------------
                                       Shares       Amount        Capital            Income            Earnings           Total
                                      ---------    ---------    -------------    ----------------    --------------   --------------
BALANCES, JANUARY 1, 2002                2,500  $    2,500   $      28,600    $         727       $        9,385    $      41,212

  Net income                                                                                                 849              849
  Other comprehensive income                                                            (40)                                  (40)
                                                                                                                      --------------
  Comprehensive income                                                                                                        809
                                      ---------    ---------    -------------    ----------------    --------------   --------------

BALANCES, MARCH 31, 2002                 2,500  $    2,500   $      28,600    $         687       $       10,234    $      42,021
                                      =========    =========    =============    ================    ==============   ==============

See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
================================================================================
[Unaudited]

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

        The financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles applicable to interim financial reporting and do not include all of the information and footnotes required for complete financial statements. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 2001.

        Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.      NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and the Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.144). SFAS No.144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No.144 was adopted January 1, 2002 without a material impact on the Company's financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                           Three Months Ended
                     Operating Summary                      March 31,
                                                    --------------------------
                        [Thousands]                   2002           2001
        ----------------------------------------    ----------    ------------
        Premium income                           $     2,524   $       4,567
        Fee income                                     1,070           1,819
        Net investment income                          3,240           2,858
        Realized gains on investments                      2             492
                                                    ----------    ------------
          Total revenues                               6,836           9,736

        Total benefits and expenses                    5,417           9,252
        Income tax expenses                              570             205
                                                    ----------    ------------
          Net income                             $       849   $         279
                                                    ==========    ============

                                                        Three Months Ended
                     Operating Summary                       March 31,
                                                    ----------------------------
                        [Thousands]                   2002            2001
        ----------------------------------------    ----------    --------------
        Deposits for investment-type contracts   $       131   $       5,202
        Deposits to separate accounts                  1,337           2,875
        Self-funded premium equivalents                6,396           6,400

                       Balance Sheet                March 31,     December 31,
                        [Thousands]                   2002            2001
        ----------------------------------------    ----------    --------------
        Investment assets                        $    185,202  $        182,445
        Separate account assets                        45,714            45,576
        Total assets                                  251,233           248,728
        Total policy benefit liabilities              160,010           156,850
        Total stockholder's equity                     42,021            41,212

        GENERAL

        This Form 10-Q contains forward-looking statements. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Readers are also directed to consider other matters, including any risks and uncertainties discussed in documents filed by the Company and certain of its subsidiaries with the Securities and Exchange Commission.

        The following discussion addresses the financial condition of the Company as of March 31, 2002, compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 2001 to which the reader is directed for additional information.

        RESULTS OF OPERATIONS

        The Company's net income increased $570 thousand for the first quarter 2002 when compared to the first quarter of 2001 due to a $707 thousand increase in the Employee Benefits segment offset by a $137 thousand decrease in the Financial Services segment.

        Premium and fee income decreased for the first quarter of 2002 when compared to the first quarter of 2001. The decreases are due to membership decline in the Employee Benefits segment.

        Net investment income increased $382 thousand for the first quarter of 2002 when compared to the first quarter of 2001. The increase is due to an increase in invested assets primarily related to Business Owned Life Insurance (BOLI). In addition to a $5.0 million BOLI sale in 2001, invested assets increased due to interest accumulations.

        The Company had a realized investment gain of $2 thousand for the first three months of 2002. The $490 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities in the first quarter of 2001.

        The $3.8 million decrease in benefits and expenses during the first quarter compared to the prior year is due to lower group life and health claims.

        There were no significant changes in total assets and liabilities for the first three months of 2002 when compared to year ended December 31, 2001.

        Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, 401(k) is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

        SEGMENT RESULTS

        Employee Benefits

        The results below reflect the operations for the Employee Benefits segment for the first quarter:

             Operating Summary                Three Months Ended March
                                                          31,
                                              --------------------------
                [Thousands]                      2002           2001
        -----------------------------         ------------    ----------
        Premium Income                     $       2,526   $        4,569
        Fee Income                                   981            1,724
        Net investment
          Income                                     496              299
        Realized losses
          on investments                               0                0
                                              ------------    ----------
          Total revenues                           4,003            6,592

        Total benefits and
          expenses                                 2,707            6,491
        Income tax expenses                          521               33
                                              ------------    ----------
          Net income                       $         775   $           68
                                              ============    ==========

        Self-funded premium                $       6,396   $        6,400
        equivalents

        Employee Benefits net income increased $707 thousand for the first quarter of 2002 when compared to the first quarter of 2001. The increase was primarily due to favorable mortality and morbidity results.

        Premium and fee income decreased $2.8 million for the first quarter of 2002 when compared to the first quarter of 2001. The decrease is due primarily to membership decline.

        Net investment income increased $197 thousand for the first quarter of 2002 when compared to the first quarter of 2001. The increase was primarily the result of better cash flow in 2002.

        Total benefits and expenses decreased $3.8 million for the first quarter of 2002 when compared to the first quarter of 2001. The decrease was due to a combination of lower group life and health claims and an administrative expense reduction related to reduced membership.

        Financial Services

        The following is a summary of certain financial data of the Financial Services segment:

                                                        Three Months Ended
                       Operating Summary                    March 31,
                                                   -----------------------------
                          [Thousands]                 2002             2001
        ---------------------------------------    ------------    -------------

        Premium income                          $          (2)  $           (2)
        Fee income                                         89               95
        Net investment income                           2,744            2,559
        Realized gains on investments                       2              492
                                                   ------------    -------------
          Total revenues                                2,833            3,144

        Total benefits and expenses                     2,710            2,761
        Income tax expenses                                49              172
                                                   ------------    -------------
          Net income                            $          74   $          211
                                                   ============    =============

        Deposits for investment-type contracts  $         131   $        5,202
        Deposits to separate                    $       1,337   $        2,875

        Net Income for Financial Services decreased $137 thousand for the first quarter of 2002 when compared to the first quarter of 2001. The decrease was primarily due to a decrease in realized gains on investments of $490 thousand, somewhat offset by an increase in net investment income of $185 thousand.

        Net Investment income increased $185 thousand or 7% for the first three months of 2002 when compared to the first three months of 2001 due to a BOLI sale of $5.0 million in 2001 and an increase in assets due to the interest accumulations.

        Premium income for Financial Services remained unchanged for the first three months of 2002 when compared to the first three months of 2001.

        The Company had a realized investment gain of $2 thousand for the first three months of 2002. The $490 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities in the first quarter of 2001.

        Deposits for investment-type contracts decreased for the first quarter of 2002 when compared to the first quarter of 2001. The decrease was due to lower sales of BOLI products. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

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

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                         March 31,            December 31,
                                           2002                   2001
                                     ------------------    -------------------

             AAA                              63.3  %                65.0  %
             AA                                9.7  %                 6.8  %
              A                               11.2  %                11.9  %
             BBB                              13.4  %                13.9  %
        BB and Lower                           2.4  %                 2.4  %
                                     -------------- ---    --------------- ---

            TOTAL                            100.0  %               100.0  %
                                     ============== ===    =============== ===

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

        During the three months ended March 31, 2002, net unrealized losses on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, decreased surplus by $40 thousand.

        CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

        The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include policy reserves, allowances for credit losses, deferred policy acquisition costs, and valuation of privately placed fixed maturities.

        Policy Reserves

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies are established at the contractholder's account value.

        Reinsurance - Policy reserves ceded to other insurance companies are carried as a reinsurance receivable on the balance sheet. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains 100% of the first $50 thousand of coverage per individual life and has a maximum of $250 thousand of coverage per individual life. Life insurance policies are first reinsured to the Parent Corporation up to a maximum of $1.25 million of coverage per individual life. Any excess amount is reinsured to a third party.

        Policy and Contract Claims - Policy and contract claims include provisions for reported life and health claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based primarily on prior experience of the Company.

        Allowance For Credit Losses

        The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

        Deferred Policy Acquisition Costs

        Policy acquisition costs, which primarily consist of sales commissions and costs associated with the Company's group sales representatives related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized.

        Valuation Of Privately Placed Fixed Maturities

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

        To determine fair value for fixed maturities not actively traded, the Company utilizes discounted cash flows calculated at current market rates on investments of similar quality and term.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have liquidity requirements that are dependent upon the principal product lines. Life insurance and pension plan reserves are primarily long-term liabilities. Life insurance and pension plan reserve requirements are usually stable and predictable, and are supported primarily by long-term, fixed income investments.

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $10.6 million and $11.7 million as of March 31, 2002 and December 31, 2001, respectively.

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

        There are no significant changes to the Company's risk from December 31, 2001.

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

       FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:     /s/ Glen R. Derback                               DATE: May 14, 2002
      -------------------------------------------         ----------------------
        Glen R. Derback, Vice President and Treasurer
        (Duly authorized officer and chief accounting officer)