Form 10-Q
period 2002-06-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-08-14
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2002
                                          --------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                       to
                                   -----------------      ----------------------

Commission file number                             333-25269
                                       ----------------------------------

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

         New York                                        93-1225432
--------------------------------------    --------------------------------------
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

As of June 30, 2002, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE:This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.



                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                                                            Page
                                                                                                           -----------
             Item 1   Financial Statements
                      Statements of Income                                                                     3

                      Balance Sheets                                                                           4

                      Statements of Cash Flows                                                                 6

                      Statement of Stockholder's Equity                                                        7

                      Notes to Financial Statements                                                            8

             Item 2   Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            9

             Item 3   Quantitative and Qualitative Disclosures About Market Risk                               15

Part II      OTHER INFORMATION                                                                                 16

             Item 1   Legal Proceedings                                                                        16

             Item 6   Exhibits and Reports on Form 8-K                                                         16

             Signature                                                                                         16



PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
[Dollars in Thousands]
======================================================================================================================
[Unaudited]
                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                            ----------------------------------    -----------------------------------
                                                 2002               2001               2002                2001
                                            ---------------    ---------------    ---------------     ---------------
REVENUES:
  Premium income                        $          2,518    $         4,449    $         5,042    $          9,016
  Fee income                                         948              1,541              2,018               3,360
  Net investment income                            3,224              2,915              6,464               5,773
  Realized gains (losses)
    on investments                                    75                (46)                77                 446
                                            ---------------    ---------------    ---------------     ---------------

                                                   6,765              8,859             13,601              18,595
                                            ---------------    ---------------    ---------------     ---------------
BENEFITS AND EXPENSES:

  Life and other policy benefits                   1,681              2,331              3,357               8,124
  Change in reserves                                  97               (336)               180                (704)
  Interest paid or credited
    to contractholders                             1,742              1,966              3,780               3,998
  General and administrative
    expenses                                       1,780              1,172              3,400               2,967
                                            ---------------    ---------------    ---------------     ---------------

                                                   5,300              5,133             10,717              14,385
                                            ---------------    ---------------    ---------------     ---------------
INCOME BEFORE
  INCOME TAXES                                     1,465              3,726              2,884               4,210

PROVISION FOR
  INCOME TAXES:
  Current                                            954              1,526              1,619               1,716
  Deferred                                          (433)                15               (528)                 30
                                            ---------------    ---------------    ---------------     ---------------
                                                     521              1,541              1,091               1,746
                                            ---------------    ---------------    ---------------     ---------------

NET INCOME                              $            944    $         2,185    $         1,793    $          2,464
                                            ===============    ===============    ===============     ===============












See notes to financial statements.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands Except for Share Information]
======================================================================================================================

                                                                             June 30,               December 31,
ASSETS                                                                         2002                     2001
------
                                                                        --------------------    ---------------------
                                                                           [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
      (amortized cost $185,725 and $176,687)                        $            191,303     $           178,591
  Short-term investments, available-for-sale
    (cost approximates fair value)                                                 4,167                   3,854
                                                                        --------------------    ---------------------

    Total investments                                                            195,470                 182,445

  Cash                                                                             7,732                   7,860
  Reinsurance receivable                                                           2,478                   2,346
  Deferred policy acquisition costs                                                1,505                   1,257
  Investment income due and accrued                                                1,854                   1,713
  Uninsured claims receivable                                                        399                   1,884
  Due from parent corporation                                                                                107
  Other assets                                                                     2,246                   3,371
  Premiums in course of collection                                                   504                     792
  Deferred income taxes                                                            1,149                   1,377
  Separate account assets                                                         41,690                  45,576
                                                                        --------------------    ---------------------


TOTAL ASSETS                                                        $            255,027     $           248,728
                                                                        ====================    =====================

                                                                                                    (continued)


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands]
======================================================================================================================

                                                                             June 30,               December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2002                     2001
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]
POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $            160,489     $           152,874
  Policy and contract claims                                                       1,951                   1,175
  Policyholders' funds                                                             2,868                   2,801

GENERAL LIABILITIES:

  Due to Parent Corporation                                                          476
  Bank overdrafts                                                                  1,808                   3,104
  Other liabilities                                                                1,363                   1,986
  Separate account liabilities                                                    41,690                  45,576
                                                                        --------------------    ---------------------

    Total liabilities                                                            210,645                 207,516
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Common stock, $1,000 par value; 10,000 shares
    authorized; 2,500 shares issued and outstanding                                2,500                   2,500
  Additional paid-in capital                                                      28,600                  28,600
  Accumulated other comprehensive income                                           2,104                     727
  Retained earnings                                                               11,178                   9,385
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                    44,382                  41,212
                                                                        --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $            255,027     $           248,728
                                                                        ====================    =====================

See notes to financial statements.                                                                  (Concluded)



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
======================================================================================================================
[Unaudited]
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                               2002                     2001
OPERATING ACTIVITIES:

  Net income                                                        $              1,793     $             2,464
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of investments                                                     (652)                   (659)
    Realized gains on disposal of investments                                         77                    (446)
    Depreciation and amortization                                                    (86)                    154
    Deferred income taxes                                                           (528)                     30
  Changes in assets and liabilities:
    Policy benefit liabilities                                                     7,546                   3,931
    Reinsurance recoverable                                                         (132)                   (509)
    Accrued interest and other receivables                                           147                   1,776

    Other, net                                                                    (1,150)                (18,414)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) operating activities                            7,015                 (11,673)
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from maturities and redemptions of investments:
    Fixed maturities available-for-sale                                           12,423                  34,711
  Purchases of investments:
    Fixed maturities available-for-sale                                          (21,035)                (28,134)
                                                                        --------------------    ---------------------
Net cash (used in) provided by investing activities                               (8,612)                  6,577
                                                                        --------------------    ---------------------

FINANCING ACTIVITIES:
  Contract deposits, net of withdrawals                                              886                   7,200
  Due to Parent Corporation                                                          583                  (1,419)
                                                                        --------------------    ---------------------

    Net cash provided by financing activities                                      1,469                   5,781

NET (DECREASE) INCREASE IN CASH                                                     (128)                    685

CASH, BEGINNING OF YEAR                                                            7,860                   8,462
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                 $              7,732     $             9,147
                                                                        ====================    =====================








See notes to financial statements.



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
======================================================================================================================
[Dollars in Thousands]
[Unaudited]
                                                                           Accumulated
                                                          Additional          Other
                                    Common Stock           Paid-in        Comprehensive         Retained
                             -------------------------
                               Shares         Amount       Capital           Income             Earnings              Total
                             -----------    ----------   -----------    --------------     ----------------     ----------------
BALANCES, JANUARY 1, 2002        2,500      $   2,500    $  28,600       $     727          $    9,385           $   41,212

Net income                                                                                       1,793                1,793
Other comprehensive income                                                   1,377                                    1,377
                                                                                                                 ----------------
Comprehensive income                                                                                                  3,170
                             -----------    ----------    ----------     --------------     ----------------     ----------------


BALANCES, JUNE 30, 2002          2,500      $   2,500    $  28,600       $   2,104          $   11,178           $   44,382
                             ===========    ==========    ==========     ==============     ================     ================


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

         Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No.142 on January 1, 2002 without material impact on the Company's financial position or results of operations.

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

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.



         In July 2002, the FASB issued Statement No. 146 " Accounting for Costs
         Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue
         No. 94-3, "Liability Recognition for Certain Employee Termination
         Benefits and Other Costs to Exit an Activity (including Certain Costs
         Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The
         Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                       Three Months Ended                  Six Months Ended
                  Operating Summary                         June 30,                           June 30,
                                                  ------------------------------     ------------------------------
                     [Thousands]                      2002             2001              2002             2001
         ------------------------------------     -------------    -------------     -------------    -------------
         Premium income                       $       2,518     $       4,449    $       5,042     $       9,016
         Fee income                                     948             1,541            2,018             3,360
         Net investment income                        3,224             2,915            6,464             5,773
         Realized gains (losses) on
           investments                                   75               (46)              77               446
                                                  -------------    -------------     -------------    -------------
           Total revenues                             6,765             8,859           13,601            18,595


         Total benefits and expenses                  5,300             5,133           10,717            14,385
         Income tax expenses                            521             1,541            1,091             1,746
                                                  -------------    -------------     -------------    -------------
           Net income                         $         944     $       2,185    $       1,793     $       2,464
                                                  =============    =============     =============    =============



                                                    Three Months Ended                    Six Months Ended
                Operating Summary                        June 30,                             June 30,
                                                  ------------------------------     ------------------------------
                   [Thousands]                        2002             2001              2002             2001
         ---------------------------------        -------------     ------------     -------------    -------------
         Deposits for investment
           -type contracts                    $      2,109      $      2,427      $      2,240      $      7,629
         Deposits to separate
           accounts                                  2,627             2,504             3,964             5,379
         Self funded premium
           equivalents                               6,001            13,403            12,397            19,803



                  Balance Sheet                                                    June 30,         December 31,
                   [Thousands]                                                       2002               2001
         ---------------------------------                                       -------------    ------------------
         Investment assets                                                    $    195,470   $        182,445
         Separate account assets                                                    41,690             45,576
         Total assets                                                              255,027            248,728
         Total policy benefit
           liabilities                                                             165,308            156,850
         Total stockholder's equity                                                 44,382             41,212

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

         The following discussion addresses the financial condition of the Company as of June 30, 2002, compared with December 31, 2001, and its results of operations for the quarter and six months ended June 30, 2002, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 2001 to which the reader is directed for additional information.

         RESULTS OF OPERATIONS

         The Company's net income decreased $1.2 million and $0.7 million for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decreases are primarily in the Employee Benefits segment.

         Premium and fee income decreased $2.5 million and $5.3 million for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decreases are primarily due to membership decline in the Employee Benefits segment.

         Net investment income increased $309 thousand and $691 thousand for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The increase is due to an increase in investment assets associated with an increase in Business Owned Life Insurance (BOLI) policy reserves.

         The Company had a realized investment gain of $77 thousand for the first six months of 2002. The $369 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities in the first six months of 2001.

         Benefits and expenses decreased $3.7 million for the first six months of 2002 when compared to the same period last year due to a combination of lower group life and health claims and an administrative expense reduction related to reduced membership in the Employee Benefits segment.



         There were no significant changes in total assets and liabilities for the six months of 2002 when compared to year ended December 31, 2001.

         Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, the 401(k) business is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

         SEGMENT RESULTS

         Employee Benefits

         The results below reflect the operations for the Employee Benefits segment for the first quarter:

                 Operating Summary               Three Months Ended June 30,          Six Months Ended June 30,
                                               --------------------------------    ---------------------------------
                    [Thousands]                    2002              2001              2002               2001
         ----------------------------------    --------------    --------------    --------------     --------------
         Premium Income                     $        2,536    $        4,353    $        5,062    $         8,922
         Fee Income                                    852             1,447             1,833              3,171
         Net investment
           Income                                      329               309               825                608
         Realized gains (losses)
           on investments                               55               (38)               55                (38)
                                               --------------    --------------    --------------     --------------
           Total revenues                            3,772             6,071             7,775             12,663

         Total benefits and
           Expenses                                  3,035             2,681             5,742              9,172
         Income tax expenses                           274             1,420               795              1,453
                                               --------------    --------------    --------------     --------------
           Net income                       $          463    $        1,970    $        1,238    $         2,038
                                               ==============    ==============    ==============     ==============

         Self funded premium equivalents
                                            $        6,001    $       13,403    $       12,397    $        19,803


         Employee Benefits net income decreased $1.5 million and $800 thousand for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decrease was primarily due to an expense loss due to reduced membership.

         Premium and fee income decreased $2.4 million and $5.2 million for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decrease is due primarily to higher termination rates on the business acquired from Anthem of New York.

         Net investment income increased $20 thousand and $217 thousand for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The increase was primarily the result of the reallocation of surplus between segments.

         Total benefits and expenses increased $354 thousand and decreased $3.4 million for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decrease for the first six months of 2002 when compared to the first six months of 2001 was due to a combination of lower group life and health claims and an administrative expense reduction related to reduced membership.

         Self funded premium equivalents decreased $7.4 million in the second quarter and first six months of 2002 when compared to the same periods in 2001 primarily due to membership decline.




         Financial Services

         The following is a summary of certain financial data of the Financial
         Services segment:

                 Operating Summary               Three Months Ended June 30,          Six Months Ended June 30,
                                               --------------------------------    ---------------------------------
                    [Thousands]                    2002              2001              2002               2001
         ----------------------------------    --------------    --------------    --------------     --------------
         Premium Income                     $          (18)   $           96    $          (20)   $            94
         Fee Income                                     96                94               185                189
         Net investment
           income                                    2,895             2,606             5,639              5,165
         Realized gains (losses)
           on investments                               20                (8)               22                484
                                               --------------    --------------    --------------     --------------

         Total revenues                              2,993             2,788             5,826              5,932

         Total benefits and expenses                 2,265             2,452             4,975              5,213
         Income tax expenses                           247               121               296                293
                                               --------------    --------------    --------------     --------------
         Net income (loss)                  $          481    $          215    $          555    $           426
                                               ==============    ==============    ==============     ==============

         Deposits for investment
           -type contracts                  $        2,109    $        2,427    $        2,240    $         7,629
         Deposits to separate accounts               2,627             2,504             3,964              5,379


         Net Income for Financial Services increased $266 thousand and $129 thousand for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The increase was primarily due to an increase in interest margins on the BOLI block of business.

         Premium income decreased $114 thousand for the second quarter and for the first six months of 2002 when compared to the same periods in 2001 primarily due to reinsurance premium paid on the BOLI business in force.

         The Company had a realized investment gain of $22 thousand for the six months of 2002. The $462 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities during the first six months of 2001.

         Benefits and expenses decreased $187 thousand and $238 thousand in second quarter and first six months of 2002, when compared to the same periods in 2001, due to lower death claims.

         Deposits for investment-type contracts decreased $318 thousand and $5.3 million for the second quarter and first six months of 2002 when compared to the second quarter and first six months of 2001. The decrease was due to lower sales of BOLI products. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

         Deposits to separate accounts decreased $1.4 million for the first six months of 2002 when compared to the first six months of 2001 due to volatility in U.S. equity markets.

         GENERAL ACCOUNT INVESTMENTS

         The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

         Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. Private placement investments that are primarily in the held-to-maturity category are generally less marketable than publicly traded assets, yet they typically offer covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis, required by private placements, is more than offset by their enhanced yield.

         One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality, so as to limit credit risk. If not externally rated, the securities are rated by the Company on a basis intended to be similar to that of the rating agencies.

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                    June 30,                  December 31,
                                      2002                        2001
                              ----------------------     -----------------------

                 AAA                      61.3  %                     65.0  %
                 AA                       12.3  %                      6.8  %
                  A                       10.8  %                     11.9  %
                 BBB                      13.6  %                     13.9  %
            BB and Lower                   2.0  %                      2.4  %
                              ----------------- ----     ------------------ ----

                TOTAL                    100.0  %                    100.0  %
                              ================= ====     ================== ====

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

         During the six months ended June 30, 2002, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $1.4 million.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

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

         Allowance For Credit Losses

         The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims paid on behalf of policyholders and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $11.9 million and $11.7 million as of June 30, 2002 and December 31, 2001, respectively.

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

        FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:       /s/ Glen R. Derback                       DATE: August 14, 2002
          ----------------------------------        ---------------------------
          Glen R. Derback,
          Vice President and Treasurer
          (Duly authorized officer and chief accounting officer)