Form 10-Q
period 2002-09-30
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2002-11-15
CIK 1036213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2002
                                 ---------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                      to
                                 ----------------         ---------------------

Commission file number                                        333-25269
                                                          ---------------------

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                93-1225432
----------------------------------     ----------------------------------------
(State or other jurisdiction
 of incorporation or organization)     (I.R.S. Employer Identification Number)


                              125 Wolf Road, Albany, New York 12205
                        ------------------------------------------------------
                              (Address of principal executive offices)
                                            (Zip Code)

                                          [518] 437-1816
                        -------------------------------------------------------
                          (Registrant's telephone number, including area code)


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

As of September 30, 2002, 2,500 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-Q is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

                                       18
                                TABLE OF CONTENTS


Part I       FINANCIAL INFORMATION                                 Page
                                                                 -----------
             Item 1   Financial Statements

                      Statements of Income                           3

                      Balance Sheets                                 4

                      Statements of Cash Flows                       6

                      Statement of Stockholder's Equity              7

                      Notes to Financial Statements                  8

             Item 2   Management's Discussion and Analysis           9
                      of Financial Condition and Results of
                      Operations

             Item 3   Quantitative and Qualitative                   15
                      Disclosures About Market Risk

             Item 4   Controls and Procedures                        15

Part II      OTHER INFORMATION                                       16

             Item 1   Legal Proceedings                              16

             Item 6   Exhibits and Reports on Form 8-K               16

             Signature                                               16

             Certification                                           17



PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
[Dollars in Thousands]
===================================================================================================================================
[Unaudited]
                                        Three Months Ended                     Nine Months Ended
                                           September 30,                         September 30,
                                  ------------------------------    -----------------------------------
                                      2002            2001               2002                2001
                                  --------------  --------------    ---------------     ---------------
REVENUES:
  Premium income                   $ 2,325         $ 3,955            $ 7,367             $12,971
  Fee income                         1,167           1,193              3,185               4,553
  Net investment income              3,064           3,130              9,528               8,903
  Realized gains
    on investments                                                         77                 446
                                  --------------  --------------    ---------------     ---------------

                                     6,556           8,278             20,157              26,873
                                  --------------  --------------    ---------------     ---------------
BENEFITS AND EXPENSES:

  Life and other policy              1,452             911              4,809               9,035
   benefits
  Change in reserves                   312            (191)               492                (895)
  Interest paid or credited
    to contractholders               2,496           1,627              6,276               5,625
  General and administrative
    expenses                         1,401           1,978              4,801               4,945
                                  --------------  --------------    ---------------     ---------------

                                     5,661           4,325             16,378              18,710
                                  --------------  --------------    ---------------     ---------------
INCOME BEFORE
  INCOME TAXES                         895           3,953              3,779               8,163

PROVISION FOR
  INCOME TAXES:
  Current                           (1,166)          1,645                453               3,361
  Deferred                           1,601              10              1,073                  40
                                  --------------  --------------    ---------------     ---------------
                                       435           1,655              1,526               3,401
                                  --------------  --------------    ---------------     ---------------

NET INCOME                          $  460         $ 2,298            $ 2,253             $ 4,762
                                  ==============  ==============    ===============     ===============












See notes to financial statements.




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands Except for Share Information]
===================================================================================================================================

                                                                           September 30,            December 31,
ASSETS                                                                         2002                     2001
------
                                                                        --------------------    ---------------------

                                                                            [unaudited]
INVESTMENTS:
  Fixed maturities available-for-sale, at fair value
    (amortized cost $188,471 and $176,687)                               $       199,987         $       178,591
  Short-term investments, available-for-sale
    (cost approximates fair value)                                                 6,747                   3,854
                                                                        --------------------    ---------------------

    Total investments                                                            206,734                 182,445

  Cash                                                                             8,861                   7,860
  Reinsurance receivable                                                           2,485                   2,346
  Deferred policy acquisition costs                                                  356                   1,257
  Investment income due and accrued                                                1,885                   1,713
  Uninsured claims receivable                                                      1,424                   2,377
  Other assets                                                                     2,166                   3,371
  Premiums in course of collection                                                   335                     792
  Deferred income taxes                                                                                    1,377
  Separate account assets                                                         36,572                  45,576
                                                                        --------------------    ---------------------









TOTAL ASSETS                                                             $       260,818          $      249,114
                                                                        ====================    =====================

                                                                                                    (continued)




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
[Dollars in Thousands]
==================================================================================================================================

                                                                           September 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           2002                     2001
------------------------------------
                                                                        --------------------    ---------------------
                                                                            [unaudited]

POLICY BENEFIT LIABILITIES:

  Policy reserves                                                   $            166,020     $           152,874
  Policy and contract claims                                                       1,920                   1,175
  Policyholders' funds                                                             3,392                   2,801

GENERAL LIABILITIES:

  Due to Parent Corporation                                                        1,722                     386
  Bank overdrafts                                                                  1,309                   3,104
  Deferred taxes                                                                   1,702
  Other liabilities                                                                1,080                   1,986
  Separate account liabilities                                                    36,572                  45,576
                                                                        --------------------    ---------------------
    Total liabilities                                                            213,717                 207,902
                                                                        --------------------    ---------------------

STOCKHOLDER'S EQUITY:

  Common stock, $1,000 par value; 10,000 shares
    authorized; 2,500 shares issued and outstanding                                2,500                   2,500
  Additional paid-in capital                                                      28,600                  28,600
  Accumulated other comprehensive income                                           4,363                     727
  Retained earnings                                                               11,638                   9,385
                                                                        --------------------    ---------------------
    Total stockholder's equity                                                    47,101                  41,212
                                                                        --------------------    ---------------------



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $      260,818          $      249,114
                                                                        ====================    =====================

See notes to financial statements.                                                                  (Concluded)




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
[Dollars in Thousands]
===================================================================================================================================
[Unaudited]
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        ---------------------------------------------
                                                                               2002                     2001
                                                                        --------------------    ---------------------
OPERATING ACTIVITIES:

  Net income                                                               $       2,253          $        4,762
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of investments                                                     (731)                 (1,001)
    Realized gains on disposal of investments                                        (77)                   (446)
    Depreciation and amortization                                                    200                     189
    Deferred income taxes                                                          1,073                      40
  Changes in assets and liabilities:
    Policy benefit liabilities                                                    13,898                   4,653
    Reinsurance recoverable                                                         (139)                   (564)
    Accrued interest and other receivables                                           285                   1,778
    Other, net                                                                    (3,729)                (24,031)
                                                                        --------------------    ---------------------

    Net cash provided by (used in) operating activities                           13,033                 (14,620)
                                                                        --------------------    ---------------------

INVESTING ACTIVITIES:

  Proceeds from maturities and redemptions of investments:
    Fixed maturities available-for-sale                                           12,757                  35,033
  Purchases of investments:
    Fixed maturities available-for-sale                                          (26,617)                (41,675)
                                                                        --------------------    ---------------------
Net cash used in investing activities                                            (13,860)                 (6,642)
                                                                        --------------------    ---------------------

FINANCING ACTIVITIES:
  Contract deposits, net of withdrawals                                              492                   9,236
  Due to Parent Corporation                                                        1,336                   6,689
                                                                        --------------------    ---------------------

    Net cash provided by financing activities                                      1,828                  15,925

NET INCREASE (DECREASE) IN CASH                                                    1,001                  (5,337)

CASH, BEGINNING OF YEAR                                                            7,860                   8,462
                                                                        --------------------    ---------------------

CASH, END OF PERIOD                                                       $        8,861          $        3,125
                                                                        ====================    =====================








See notes to financial statements.




FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
===================================================================================================================================
[Dollars in Thousands]
[Unaudited]

                                                              Accumulated
                                                   Additional   Other
                                   Common Stock     Paid-in   Comprehensive  Retained
                                -----------------
                                  Shares  Amount    Capital    Income        Earnings    Total
                                -------- --------  --------- ----------     ---------- ---------

BALANCES, JANUARY 1, 2002         2,500  $ 2,500   $ 28,600   $   727       $  9,385   $ 41,212

  Net income                                                                   2,253      2,253
  Other comprehensive income                                    3,636                     3,636
                                                                                       ---------
  Comprehensive income                                                                    5,889
                                --------  -------  ---------  ---------     ---------- ---------

BALANCES, SEPTEMBER 30, 2002      2,500   $2,500   $ 28,600    $4,363       $ 11,638   $ 47,101
                                ======== ========  =========  =========     ========== =========




















See notes to financial statements.


FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Amounts in Thousands]
===============================================================================
[Unaudited]

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

         Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 without material impact on the Company's financial position or results of operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                       Three Months Ended                  Nine Months Ended
                  Operating Summary                       September 30,                      September 30,
                                                  ------------------------------     ------------------------------
                     [Thousands]                      2002             2001              2002             2001
         ------------------------------------     -------------    -------------     -------------    -------------
         Premium income                       $       2,325     $       3,955    $        7,367    $      12,971
         Fee income                                   1,167             1,193             3,185            4,553
         Net investment income                        3,064             3,130             9,528            8,903
         Realized gains on
           investments                                                                       77              446
                                                  -------------    -------------     -------------    -------------
           Total revenues                             6,556             8,278            20,157           26,873

         Total benefits and expenses                  5,661             4,325            16,378           18,710
         Income tax expenses                            435             1,655             1,526            3,401
                                                  -------------    -------------     -------------    -------------
           Net income                         $         460     $       2,298    $        2,253    $       4,762
                                                  =============    =============     =============    =============

                                                    Three Months Ended                   Nine Months Ended
                Operating Summary                     September 30,                        September 30,
                                              -------------------------------    -----------------------------------
                   [Thousands]                    2002            2001              2002                  2001
         ---------------------------------    -------------    -----------    ------------------    ------------------
         Deposits for investment
           -type contracts                     $ 1,038         $ 2,257          $   3,278            $    9,886
         Deposits to separate
           accounts                              3,061           1,040              7,025                 6,419
         Self funded premium
           equivalents                           4,112          11,988             16,509                31,791



                  Balance Sheet                                                 September 30,         December 31,
                   [Thousands]                                                      2002                  2001
         ---------------------------------                                    ------------------    ------------------
         Investment assets                                                     $  206,734           $       182,445
         Separate account assets                                                   36,572                    45,576
         Total assets                                                             260,818                   249,114
         Total policy benefit
           liabilities                                                            171,332                   156,850
         Total stockholder's equity                                                47,101                    41,212



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

         The following discussion addresses the financial condition of the Company as of September 30, 2002, compared with December 31, 2001, and its results of operations for the quarter and nine months ended September 30, 2002, compared with the same periods last year. The discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's report on Form 10-K for the year-ended December 31, 2001 to which the reader is directed for additional information.

         RESULTS OF OPERATIONS

         The Company's net income decreased $1.8 million and $2.5 million for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decreases are primarily in the Employee Benefits segment.

         Premium and fee income decreased $1.7 million and $7.0 million for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decreases are primarily due to membership decline in the Employee Benefits segment.

         Net investment income decreased $66 thousand for the third quarter and increased $625 thousand for the first nine months of 2002 when compared to the third quarter and first nine months of 2001. The increase for the first nine months is due to an increase in investment assets associated with an increase in Business Owned Life Insurance
         (BOLI) policy reserves.

         The Company had a realized investment gain of $77 thousand for the first nine months of 2002. The $369 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities in the first nine months of 2001.

         Benefits and expenses increased $1.3 million for the third quarter of 2002 when compared to the third quarter of 2001. The increase is primarily in the Financial Services segment.

         Benefits and expenses decreased $2.3 million for the first nine months of 2002 when compared to the same period last year due to a combination of lower group life and health claims and an administrative expense reduction related to reduced membership in the Employee Benefits segment.

         General account assets are up $20.8 million at September 30, 2002 when compared to year ended December 31, 2001 primarily due to growth in BOLI policy reserves.

         Historically, the 401(k) business unit had been included with the Employee Benefits segment. In order to capitalize on administrative system efficiencies and group pension expertise, the 401(k) business is now administered by the Financial Services segment. As a result, prior period segment results have been reclassified to conform with this change.

         SEGMENT RESULTS

         Employee Benefits

         Following is a summary of certain financial data of the Employee Benefits segment:

                                                     Three Months Ended                   Nine Months Ended
                 Operating Summary                      September 30,                       September 30,
                                               --------------------------------    ---------------------------------
                    [Thousands]                    2002              2001              2002               2001
         ----------------------------------    --------------    --------------    --------------     --------------
         Premium Income                          $   1,765        $    4,056         $   6,827          $  12,978
         Fee Income                                    957             1,099             2,790              4,270
         Net investment
           Income                                      408               543             1,233              1,151
         Realized gains (losses)
           on investments                                4                (1)               59                (39)
                                               --------------    --------------    --------------     --------------
           Total revenues                            3,134             5,697            10,909             18,360

         Total benefits and
           expenses                                  2,358             2,155             8,100             11,327
         Income tax expenses                           346             1,471             1,141              2,924
                                               --------------    --------------    --------------     --------------
           Net income                            $     430         $   2,071         $   1,668           $  4,109
                                               ==============    ==============    ==============     ==============

         Self funded premium
         equivalents                             $   4,112         $  11,988         $  16,509           $ 31,791
                                               --------------    --------------    --------------     --------------

         Employee Benefits net income decreased $1.6 million and $2.4 million for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decrease was primarily due to an expense loss due to lower recoveries from reduced membership and poor morbidity in both aggregate and specific stop loss.

         Premium and fee income decreased $2.4 million and $7.6 million for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decrease is due primarily to higher termination rates on the block of business.

         Net investment income decreased $135 thousand for the third quarter and increased $82 thousand for the first nine months of 2002 when compared to the third quarter and first nine months of 2001. These changes were primarily the result of allocating Corporate to the segments.




         Total benefits and expenses decreased $3.2 million for the first nine months of 2002 when compared to the first nine months of 2001. The decrease for the first nine months of 2002 when compared to the first nine months of 2001 was due to a combination of lower group life and health claims and an administrative expense reduction related to reduced membership.

         Self funded premium equivalents decreased $7.9 million and $15.3 million in the third quarter and first nine months of 2002 when compared to the same periods in 2001 primarily due to membership decline associated with higher terminations.

         Financial Services

         The following is a summary of certain financial data of the Financial
         Services segment:

                 Operating Summary              Three Months Ended September              Nine Months Ended
                                                             30,                            September 30,
                                               --------------------------------    ---------------------------------
                    [Thousands]                    2002              2001              2002               2001
         ----------------------------------    --------------    --------------    --------------     --------------
         Premium Income                         $      560        $     (101)       $      540         $       (7)
         Fee Income                                    210                94               395                283
         Net investment
           Income                                    2,656             2,587             8,295              7,752
         Realized gains (losses)
           on investments                               (4)                1                18                485
                                               --------------    --------------    --------------     --------------
           Total revenues                            3,422             2,581             9,248              8,513

         Total benefits and expenses                 3,303             2,170             8,278              7,383
         Income tax expenses                            89               184               385                477
                                               --------------    --------------    --------------     --------------
           Net income (loss)                    $       30        $      227        $      585         $      653
                                               ==============    ==============    ==============     ==============

         Deposits for investment
           -type contracts                      $    1,038        $    2,257        $    3,278         $    9,886
                                               --------------    --------------    --------------     --------------
         Deposits to separate accounts               3,061             1,040             7,025              6,419
                                               --------------    --------------    --------------     --------------

         Net Income for Financial Services decreased $197 thousand and $68 thousand for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decrease in quarter is the result of expense losses in public/ nonprofit and 401(K) lines of business. The decrease in earnings for the nine months ended is related to the reduction of capital gains from 2001.

         Premium income increased $661 thousand and $547 thousand for the third quarter and for the first nine months of 2002 when compared to the same periods in 2001 primarily due to the new insurance premiums on the individual life policies sold in the quarter.

         Fee income increased $116 thousand and $112 thousand for the third quarter and for the first nine months of 2002 when compared to the same periods in 2001 primarily due to fees received on the 5,153 new group annuity participants.

         The Company had a realized investment gain of $18 thousand for the nine months of 2002. The $467 thousand decrease from the same period last year is the result of investment yield enhancement activity on the sale of available-for-sale securities during the first nine months of 2001.

         Benefits and expenses increased $1.1 million and $895 thousand in third quarter and first nine months of 2002, when compared to the same periods in 2001, due to increased administrative costs and commission costs on the new business sold in 2002.

         Deposits for investment-type contracts decreased $1.2 million and $6.6 million for the third quarter and first nine months of 2002 when compared to the third quarter and first nine months of 2001. The decrease was due to lower sales of BOLI products. BOLI sales generally represent large single-deposit contracts, the timing of which can significantly impact individual quarters.

         Deposits to separate accounts increased $2.0 million and $606 thousand for the third quarter and the first nine months of 2002 when compared to the third quarter and the first nine months of 2001 due to volatility in U.S. equity markets.

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

         The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                                                                  September 30,               December 31,
                                                                      2002                        2001
                                                              ----------------------     -----------------------

                                 AAA                                      61.5  %                     65.0  %
                                 AA                                       11.8  %                      6.8  %
                                  A                                       10.6  %                     11.9  %
                                 BBB                                       9.9  %                     13.9  %
                            BB and Lower                                   6.2  %                      2.4  %
                                                              ----------------- ----     ------------------ ----

                                TOTAL                                    100.0  %                    100.0  %
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

         During the nine months ended September 30, 2002, net unrealized gains on fixed maturities included in stockholders' equity, which is net of policyholder-related amounts and deferred income taxes, increased surplus by $3.6 million.

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

         Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $15.6 million and $11.7 million as of September 30, 2002 and December 31, 2001, respectively.

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

Item 4.  CONTROLS AND PROCEDURES

         Based on their evaluation as of October 25, 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

         The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on October 25, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.


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

     FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


BY:     /s/ Glen R. Derback                              DATE:November 14, 2002
   -----------------------------------------------------      -----------------
   Glen R. Derback, Vice President and Treasurer
   (Duly authorized officer and chief accounting officer)

CERTIFICATIONS

I, William T. McCallum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002


                                /s/ William T. McCallum
                               --------------------------------------
                               William T. McCallum
                               Chairman, President and Chief Executive Officer

I, Mitchell T.G. Graye, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 14, 2002

                             /s/ Mitchell T.G. Graye
                           ---------------------------------
                           Mitchell T.G. Graye
                           Executive Vice President and Chief Financial Officer