Form 10-K
period 2002-12-31
FIRST GREAT WEST LIFE & ANNUITY INSURANCE CO
filed 2003-03-31
CIK 1036213

d UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 2002
                                   ----------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                       to
                                  -----------------        -----------------

Commission file number                                          333-25269
                                                           -----------------

                FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

               New York                                   93-1225432
---------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
  or organization)                               Number)

                               125 Wolf Road, Albany, New York 12205
                   -----------------------------------------------------------
                             (Address of principal executive offices)
                                            (Zip Code)

                                          [518]-437-1816

                   -----------------------------------------------------------
                       (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in ss.240.12(b)-2 of this chapter.

   Yes                      No          X
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

[    ]

The public may read and copy any of the registrant's reports filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street NW, Washington DC 20549, telephone 1-800-SEC-0330 or online at (http://www.sec.gov).

As of June 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $0.

As of March 1, 2003, 7,032,000 shares of the registrant's common stock were outstanding, all of which were owned by the registrant's parent company.

NOTE: This Form 10-K is filed by the registrant only as a consequence of the sale by the registrant of a market value adjusted annuity product.

17

                                TABLE OF CONTENTS

Part I     Item 1.   Business................................................

                     A.   Organization and Corporate Structure...............
                     B.   Business of the Company............................
                     C.   Employee Benefits..................................
                     D.   Financial Services.................................
                     E.   Investment Operations..............................
                     F.   Regulation.........................................
                     G.   Ratings............................................
                     H.   Miscellaneous......................................

           Item 2.   Properties..............................................
           Item 3.   Legal Proceedings.......................................
           Item 4.   Submission of Matters to a Vote of Security Holders.....

Part II    Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters.....................................

                     A. Equity Security Holders and Market Information.......
                     B. Dividends............................................

           Item 6.   Selected Financial Data.................................
           Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................

                     A. Company Results of Operations........................
                     B. Employee Benefits Results of Operations..............
                     C. Financial Services Results of Operations.............
                     D. Investment Operations................................
                     E. Liquidity and Capital Resources......................
                     F. Accounting Pronouncements............................

           Item 7A.  Quantitative and Qualitative Disclosure About
                     Market Risk.............................................
           Item 8.   Financial Statements and Supplementary Data.............
           Item 9.   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..................

Part III   Item 10.  Directors and Executive Officers of the Registrant......

                     A. Identification of Directors..........................
                     B. Identification of Executive Officers.................

           Item 11.  Executive Compensation..................................

                     A. Compensation of Executive Officers...................
                     B. Compensation of Directors............................

           Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management..............................................

                     A. Security Ownership of Certain Beneficial Owners......
                     B. Security Ownership of Management.....................

           Item 13.  Certain Relationships and Related Transactions..........

           Item 14.  Controls and Procedures.................................

Part IV    Item 15.  Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K.............................................

                     A. Index to Financial Statements........................
                     B. Index to Exhibits....................................
                     C. Reports on Form 8-K..................................

                     Signatures..............................................

PART I

ITEM 1. BUSINESS

A.      ORGANIZATION AND CORPORATE STRUCTURE

        First Great-West Life & Annuity Insurance Company (the Company) is a stock life insurance company originally organized under the laws of the state of New York in 1996.

        The Company is a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company (GWL&A), a life insurance company domiciled in Colorado. GWL&A is a wholly-owned subsidiary of GWL&A Financial Inc. (GWL&A Financial), a Delaware holding company. GWL&A Financial is an indirect wholly-owned subsidiary of Great-West Lifeco Inc. (Lifeco), a Canadian holding company. Great-West Lifeco operates in the U.S. through GWL&A, and in Canada through its wholly owned subsidiary, The
        Great-West Life Assurance Company (Great-West Life). Lifeco is a subsidiary of Power Financial Corporation (Power Financial), a Canadian holding company with substantial interests in the financial services industry. Power Financial Corporation is a subsidiary of Power Corporation of Canada (Power Corporation), a Canadian holding and management company. Mr. Paul Desmarais, through a group of private holding companies that he controls, has voting control of Power Corporation.

        Shares of Great-West Lifeco, Power Financial, and Power Corporation are traded publicly in Canada.

B.      BUSINESS OF THE COMPANY

        The Company is authorized to engage in the sale of life insurance, annuities, and accident and health insurance. The Company became licensed to do business in New York and Iowa in 1997.

        The Company operates the following two business segments:

        Employee Benefits     -  life and health products for group clients

        Financial Services    - savings products for public and non-profit
                                employers, corporations and individuals, and life insurance products for individuals and businesses.

        On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

        Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with GWL&A's operations. The details of the integration are still to be determined.

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

                 [Thousands] (1)                      2002             2001            2000
        -------------------------------------    -------------    -------------   -------------
        Premium Income
        Employee Benefits

          Group life & health                 $      9,366     $     15,054     $     13,467
                                                 -------------    -------------   -------------
            Total Employee Benefits                  9,366           15,054           13,467
                                                 -------------    -------------   -------------
        Financial Services

          Savings                                       (2)              (8)             (11)
          Individual insurance                         650               84              109
                                                 -------------    -------------   -------------
            Total Financial Services                   648               76               98
                                                 -------------    -------------   -------------
              Premium income                  $     10,014     $     15,130     $     13,565
                                                 =============    =============   =============

        Fee Income
        Employee Benefits

          Group life & health                 $      3,630     $      5,196     $      6,214
                                                 -------------    -------------   -------------
            Total Employee Benefits                  3,630            5,196            6,214
                                                 -------------    -------------   -------------
        Financial Services

          Savings                                      337              373              362
          Individual insurance
          401(k)                                         6                6                1
                                                 -------------    -------------   -------------
            Total Financial Services                   343              379              363
                                                 -------------    -------------   -------------
              Fee income                      $      3,973     $      5,575     $      6,577
                                                 =============    =============   =============
        Deposits for investment-type
          contracts (2)

          Financial Services                  $      3,890     $     10,173     $     37,344
                                                 -------------    -------------   -------------

            Total investment-type deposits    $      3,890     $     10,173     $     37,344
                                                 =============    =============   =============
        Deposits to Separate Accounts

          Employee Benefits                   $      2,485     $        708     $      3,249
          Financial Services                         6,396            7,185           11,189
                                                 -------------    -------------   -------------

            Total separate accounts deposits  $      8,881     $      7,893     $     14,438
                                                 =============    =============   =============
        Self-funded equivalents -

          Employee Benefits (3)               $     19,892     $     38,410     $     16,225
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

C.      EMPLOYEE BENEFITS

        1. Principal Products

           The Employee Benefits segment of the Company provides a full range of employee benefits products. The Company began operating in this segment as of December 1, 1999 by entering into an assumption reinsurance agreement with Anthem Health & Life Insurance Company of New York (AH&L NY), to acquire a block of life and health insurance business. The business primarily consists of administrative services only, and stop loss policies. Annualized premium equivalents declined to $21.2 million in 2002 resulting from terminations during the year. In 2003, the Company will continue to focus on writing new employee benefits business.

           The Company offers customers a variety of health plan options to help them maximize the value of their employee benefits package. The majority of the Company's health care business is self-funded, whereby the employer assumes all or a significant portion of the risk. For companies with better than average claims experience, this can result in significant health care savings.

           The Company offers employers a strategic benefits solution - an integrated package of group life and disability insurance, managed-care programs, and flexible spending accounts. Through integrated pricing, administration, funding, and service, the Company helps employers provide cost-effective benefits that will attract and retain quality employees, and at the same time, helps employees reach their personal goals by offering benefit choices, along with information needed to make appropriate choices. Many customers also find this integrated approach appealing because their benefit plans are administered through a single company with linked systems that provide on line administration and account access, for enhanced efficiency and simplified plan administration.

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

           POS plans require that a member enroll with a primary care physician who is responsible for coordinating the member's health care. Members receive the highest benefit coverage and the lowest out-of-pocket costs when they use their primary care physician to coordinate their health care. Members can seek care outside of the primary care physician's direction, at a reduced level of benefits. Some benefits may not be covered outside the POS plan in- network.

           The Company offers Internal Revenue Code Section 125 and 129 plans that enable participants to set aside pre-tax dollars to pay for non-reimbursed medical expenses and dependent care expenses. This creates tax efficiencies for both the employer and its employees.

           The Company offers group life insurance. Sales of group life insurance consist principally of renewable term coverage, the amounts of which are usually linked to individual employee wage levels. Group life insurance in force prior to reinsurance ceded to other insurance enterprises for the year ended December 31, 2002 totaled $418 million, up from $394 million in 2001.

           The Company offers group disability insurance that is a type of health insurance designed to compensate insured people for a portion of the income they lose because of a disabling injury or illness. Generally, benefits are in the form of monthly payments.

        2. Method of Distribution

           The Company distributes its products and services through affiliated sales staff located in two sales offices. Each sales office works with insurance brokers, agents, and consultants in its local market.

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

           In addition to price, there are a number of other factors that influence employer decision-making. These factors include: quality of services; scope, cost-effectiveness and quality of provider networks; product responsiveness to customers' needs; cost-containment services; and effectiveness of marketing and sales.

        4. Reserves

           For group term insurance products, policy reserve liabilities are equal to the present value of future benefits and expenses less the present value of future net premiums using best estimate assumptions for interest, mortality, and expenses (including margins for adverse deviation). For disability waiver of premium contracts, the policy reserves equal the present value of future benefits and expenses using best estimate assumptions for interest, mortality, and morbidity expenses (including margins for adverse deviation). Reserves for long-term disability products are established for lives currently in payment status, or that are approved for payment but are in a waiting period, using industry and Company morbidity factors, and interest rates based on Company experience. In addition, reserves are held for claims that have been incurred but not reported and for long term disability claims that have been reported but not yet adjudicated.

           For medical and dental insurance products, reserves reflect the ultimate cost of claims including, on an estimated basis, (i) claims that have been reported but not settled, and (ii) claims that have been incurred but not reported. Claim reserves are based upon factors derived from past experience. Reserves also reflect retrospective experience rating that is done on certain types of business.

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

D.      FINANCIAL SERVICES

        1. Principal Products

           The Financial Services segment of the Company develops, administers, and sells retirement savings and life insurance products and services for individuals, for employees of public and non-profit employers and for employees of corporations.

           The Company's primary marketing emphasis in the public/non-profit pension market is group fixed and variable annuity contracts for defined contribution retirement savings plans. Defined contribution plans provide for benefits based upon the value of contributions to, and investments returns on, the individual's account.

           The Company ceased selling its individual fixed annuity product on March 1, 2003. The product is a Guarantee Period Fund that was established as a non-unitized Separate Account in which the owner does not participate in the performance of the assets. The assets accrue solely to the benefit of the Company and any gain or loss in the Guarantee Period Fund is borne entirely by the Company. Guaranteed period durations of one to ten years were offered by the Company. Distributions from the amounts allocated to a Guarantee Period Fund more than six months prior to the maturity date result in a market value adjustment (MVA). The MVA reflects the relationship as of the time of its calculation between the current U.S. Treasury Strip ask side yield and the U.S. Treasury Strip ask side yield at the inception of the contract.

           The Company's 401(k) product is offered by way of a group fixed and variable deferred annuity contract. The product provides a variety of funding and distribution options for employer-approved retirement plans that qualify under Internal Revenue Code Section 401(k).

           Investment options for employers and corporations include guaranteed interest rates for various lengths of time and variable investment options. For the fully guaranteed option, the difference between the income earned on investments in the Company's general account and the interest credited to the participant's account balance flows through to operating income.

           Variable investment options utilize separate accounts to provide participants with a vehicle to assume the investment risks. Assets held under these options are invested, as designated by the participant, in separate accounts that in turn invest in shares of underlying funds managed by an affiliate of the Company or by selected external fund managers. The Company is compensated by the separate accounts for bearing expense risks pertaining to the variable annuity contract, and for providing administrative services.

           Customer retention is a key factor for the profitability on annuities. Annuity contracts impose a charge for termination during a designated period of time after the contracts' inception. The charge is determined in accordance with a formula in the contract. Existing federal tax penalties on distributions prior to age 59 1/2 provide an additional disincentive to premature surrenders of account balances, but do not impede rollovers to products of competitors.

           The amount of annuities in force is measured by account balances. At December 31, 2002, annuity account balances were $14.6 million for fixed annuities and $35.2 million for variable annuities. At December 31, 2001, annuity account balances were $6 million for fixed annuities and $45.6 million for variable annuities.

           During 1998, the Company began selling life insurance products in the Business-Owned Life Insurance (BOLI) market. These products are interest-sensitive whole life products that fund post-retirement benefits for employees.

           In 2002 the Company continued its efforts to partner with a large financial institution to deliver life insurance to the mass market. This strategy allows the Company to offer traditional life insurance products through an established institutional channel at a competitive price.

        2. Method of Distribution

           The Company primarily uses BenefitsCorp, Inc., an affiliate, to distribute pension products and to provide communication and enrollment services to employers in the public/non-profit market. Pension products are also distributed through independent marketing agencies.

           The 401(k) product is sold by licensed and appointed representatives of the Company.

           The Company distributes its individual annuity products through Charles Schwab & Co., Inc. pursuant to a distribution agreement.

           The Company's BOLI product is currently marketed through one broker, Clark/Bardes, Inc.

           Institutional term life insurance is marketed through Citibank.

        3. Competition

           The retirement savings life and annuity insurance marketplace is highly competitive. The Company's competitors include mutual fund companies, insurance companies, banks, investment advisors, and certain service and professional organizations. No one competitor or small number of competitors is dominant. Competition focuses on service, technology, cost, variety of investment options, investment performance, product features, price, and financial strength as indicated by ratings issued by nationally recognized agencies. For more information on the Company's ratings, see Item 1(G) (Ratings).

        4. Reserves

           Reserves for universal life policies are equal to cumulative deposits, less withdrawals and charges, plus credited interest. For all life insurance contracts, reserves are established for claims that have been incurred but not reported based on factors derived from past experience.

           Reserves for investment contracts (deferred annuities and 401(k)) are equal to the participants' account balances. Reserves for immediate annuities without life contingent payouts are computed on the basis of assumed investment yield and expenses.

           Reserves for all fixed individual life insurance contracts are computed on the basis of assumed investment yield, mortality, morbidity, and expenses (including a margin for adverse deviation). These reserves are calculated as the present value of future benefits (including dividends) and expenses less the present value of future net premiums. The assumptions used in calculating the reserves generally vary by plan, year of issue, and policy duration.

           The mentioned reserves are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves, are expected to be sufficient to meet the Company's policy obligations (such as paying expected death or retirement benefits or surrender requests) and to generate profits.

        5. Reinsurance

           The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding risks to other insurance enterprises under excess coverage and co-insurance contracts. The Company retains a maximum of $250 thousand of coverage per individual life.

E.      INVESTMENT OPERATIONS

        GWL&A manages the Company's general and separate accounts in support of cash and liquidity requirements of the Company's insurance and investment products. Invested assets under management at December 31, 2002, totaled $245 million, comprised of $209.7 million of general account assets and separate account assets of $35.3 million. Invested assets under management at December 31, 2001, totaled $228 million, comprised of $182.4 million of general account assets and separate account assets of $45.6 million.

        The Company's general account investments are in a broad range of asset classes and investments, such as government bonds, public and privately placed corporate bonds, mortgage-backed securities and asset-backed securities. The Company's investments are subject to New York insurance laws.

        GWL&A manages the characteristics of the Company's investment assets, such as liquidity, currency, yield, and duration, to reflect the underlying characteristics of related insurance and policyholder liabilities that vary among the Company's principal product lines. GWL&A observes strict asset and liability matching guidelines on behalf of the Company designed to ensure that the Company's investment portfolio will appropriately meet the cash flow and income requirements of the Company's liabilities.

        GWL&A routinely monitors and evaluates the status of the Company's investments in light of current economic conditions, trends in capital markets, and other factors. These other factors include investment size, quality, concentration by issuer and industry and other diversification considerations relevant to fixed maturity investments.

        The Company's long-term bond portfolio remained at 98% of investment assets as of December 31, 2002, compared to 98% in 2001. Credit risk for the portfolio as a whole is reduced by investing primarily in investment grade bonds. As of December 31, 2002 and 2001, 100% and 98%, respectively, of the bond portfolio carried an investment grade rating.

        The following table sets forth the distribution of invested assets, cash and accrued investment income for the Company's general account as of the end of the years indicated:

          Carrying Value in
               Millions              2002         2001         2000         1999         1998
        -----------------------    ---------    ----------   ----------   ----------   ----------
        U.S. Government
          Securities and

          Agencies              $       70   $       48    $      54    $      22    $      24
        Mortgage-backed
          securities                     9           10           10           19           20
        Bonds                           64           53           35           35           35
        Asset-backed
          securities                    63           67           52           35
                                   ---------    ----------   ----------   ----------   ----------

        Total                          206          178          151          111           79

        Short-term
          investments                    4            4           16            2            1
                                   ---------    ----------   ----------   ----------   ----------

        Total investments       $      210   $      182    $     167    $     113    $      80
                                   =========    ==========   ==========   ==========   ==========

        Cash                    $       12   $        8    $       8    $       5    $       1
        Accrued investment
          income                         2            2            1            1            1

                                     Net
                                  Investment      Earned Net

                                    Income        Investment

            For the year:        [Thousands]      Income Rate
         --------------------    -------------   --------------

                2002          $       12,844         6.83  %
                2001                  11,763         7.04  %
                2000                  10,333         6.99  %
                1999                   6,278         6.79  %
                1998                   3,367         6.35  %


F.      REGULATION

        1. Insurance Regulation

           The Company must comply with the insurance laws of New York and Iowa. These laws govern the admittance of assets, premium rating methodology, policy forms, reserve requirements and solvency standards, maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, and the type, amounts and valuation of investments permitted.

           The Company's operations and accounts are subject to examination by the New York Insurance Department at specified intervals.

           New York has adopted the National Association of Insurance Commissioners' (NAIC) risk-based capital rules and other financial ratios for life insurance companies. Based on the Company's December 31, 2002 statutory financial reports, the Company has risk-based capital well in excess of that required.

           In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). The Codification is intended to standardize accounting and reporting to state insurance departments effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Insurance Department required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001.

        2. Insurance Holding Company Regulations

           The Company is subject to and complies with insurance holding company regulations in New York. These regulations contain certain restrictions and reporting requirements for transactions between an insurer and its affiliates, including the payments of dividends. They also regulate changes in control of an insurance company.

        3. Securities Laws

           The Company is subject to various levels of regulation under federal securities laws. GWL&A's broker-dealer subsidiaries are regulated by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. GWL&A's investment advisor subsidiary and transfer agent subsidiary are regulated by the SEC. Certain of the Company's separate accounts, mutual funds, and variable insurance and annuity products are registered under the Investment Company Act of 1940 and the Securities Act of 1933.

        4. Potential Legislation

           United States legislative developments in various areas including pension regulation, financial services regulation, and health care legislation could significantly and adversely affect the Company in the future. Congress continues to consider legislation relating to health care reform and managed care issues. Congress is also considering changes to various features of retirement plans such as the holding of company stock, diversification rights, imposition of transaction restrictions, expanded disclosure requirements and greater access to investment advice for participants.

           It is not possible to predict whether future legislation or regulation adversely affecting the business of the Company will be enacted and, if enacted, the extent to which such legislation or regulation will have an effect on the Company and its competitors.

G.      RATINGS

        The Company is rated by a number of nationally recognized rating agencies. The ratings represent the opinion of the rating agencies regarding the financial strength of the Company and its ability to meet ongoing obligations to policyholders. The ratings take into account an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity. In connection with the announcement by Great-West Lifeco regarding the acquisition of Canada Life, the Company's ratings are under review with negative implications. Upon completion of the acquisition of Canada Life by Great-West Lifeco, Standard & Poor's Corporation has indicated it is likely that the company's rating will be lowered one notch and a negative outlook maintained.

                Rating Agency                      Measurement                  Current
                                                                                Rating
        ------------------------------    -------------------------------    --------------
        A.M.                              Best Company, Inc. Financial strength,
                                          operating A++(1) performance and
                                          market profile

        Fitch, Inc.                       Financial strength                    AA+(2)
        Moody's Investors Service         Financial strength                    Aa3(3)
        Standard & Poor's Corporation     Financial strength                     AA(4)


        (1) Superior (highest rating out of six categories)
        (2) Very Strong (second highest rating out of twelve categories)
        (3) Excellent (second highest rating out of nine categories)
        (4) Very Strong (second highest rating out of nine categories)

H.      MISCELLANEOUS

        The Company's BOLI business is comprised of a few customers that account for the majority of the total deposits. The BOLI contracts do not explicitly restrict surrenders, however, significant tax penalties will arise if money is withdrawn from the contracts. The contracts do limit the amount of money exchanged to new policies on a tax-free basis to 20% in any given year.

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

        No matter was submitted during the fourth quarter of 2002 to a vote of security holders.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of certain financial data of the Company. This summary has been derived in part from and should be read in conjunction with the consolidated financial statements of the Company included in Item 8 (Financial Statements and Supplementary Data). Note 2 to the financial statements discusses the significant accounting policies of the Company. Significant estimates are required to account for the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

           INCOME STATEMENT                          Years Ended December 31,
                                    -----------------------------------------------------------
                 DATA                 2002        2001       2000        1999         1998
        ------------------------    ---------   ---------   --------    --------   ------------
        [Dollars in Thousands]

        Premium income           $   10,014   $  15,130   $  13,565  $    9,144  $     (65)
        Fee income                    3,973       5,575       6,577         692        143
        Net investment income        12,844      11,763      10,333       6,278      3,367
        Net realized investment
          gains (losses)                363         642          67          (6)        74
                                    ---------   ---------   --------    --------   ------------
        Total revenues               27,194      33,110      30,542      16,108      3,519

        Total benefits and
          expenses                   21,970      24,323      27,152      14,444      2,124
        Income tax expense            1,607       3,294       1,346         641        603
                                    ---------   ---------   --------    --------   ------------

        Net income               $    3,617   $   5,493   $   2,044  $    1,023  $     792
                                    =========   =========   ========    ========   ============

        Deposits for
        investment-
          type contracts         $    3,890   $  10,173   $  37,344  $   20,000  $  62,528
        Deposits to separate

          accounts               $    8,881   $   7,893   $  14,438  $    9,389  $  12,776
        Self-funded premium
          equivalents            $   19,892   $  38,410   $  16,225  $           $



             BALANCE SHEET                           Years Ended December 31,
                                     ----------------------------------------------------------
                  DATA                 2002        2001        2000         1999        1998
        -------------------------    ---------   ---------   ---------    ---------   ---------
         [Dollars in Thousands]

        Investment assets         $   209,707  $  182,445  $  166,538  $   112,799  $   80,353
        Separate account assets        35,250      45,576      47,359       39,881      23,836
        Total assets                  266,324     249,114     247,806      171,710     107,095
        Total policy benefit
          liabilities                 175,427     156,850     144,270       98,421      64,445
        Total shareholder's
          equity                       47,770      41,212      36,074       30,614      16,642


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

        Management's discussion and analysis of financial conditions and results of operations of the Company for the three years ended December 31, 2002 follows. This management discussion and analysis should be read in conjunction with the financial data contained in Item 6 and the Company's consolidated Financial Statements.

A.      COMPANY RESULTS OF OPERATIONS

        1. Consolidated Results

           The Company's consolidated net income of $3.6 million decreased $1.9 million or 34.2% in 2002 when compared to 2001. The Employee Benefits segment contributed $3.2 million to the consolidated results, and the Financial Services segment contributed $404 thousand. Of total consolidated net income for 2002, 2001, and 2000, the Employee Benefits segment contributed 89%, 82%, and 67%, respectively, while the Financial Services segment contributed 11%, 18%, and 33%, respectively.

           The Employee Benefits segment began operations in 1999 by entering into an assumption reinsurance agreement on December 1, 1999 with AH&L NY to acquire a block of life and health insurance business. The subsequent operations resulting from this agreement combined with new case sales within other blocks of business resulted in net income of $3.2 million, $4.5 million, and $1.4 million being recorded in 2002, 2001, and 2000, respectively.

           The Financial Services net income decreased $598 thousand in 2002 primarily due to a reduction in realized gains on fixed maturities. The Financial Services net income increased in 2001 from 2000 due to realized gains on fixed maturities in 2001 of $679 thousand compared to realized gains in 2000 of $67 thousand.

           In 2002 total Company revenues decreased $5.9 million or 18% to $27.2 million when compared to 2001. The decline in revenues in 2002 was comprised of decreased premium and fee income of $6.7 million, decreased realized gain on investments of $279 thousand, partially offset by increased net investment income of $1.1 million.

           The decreased premium and fee income in 2002 was comprised of a decline in Employee Benefits of $7.3 million partially offset by an increase of $536 thousand in Financial Services premium and fee income. The premium and fee income increase in 2001 was comprised of growth in Employee Benefits premium and fee income of $569 thousand.

           Net investment income grew to $12.8 million and $11.8 million in 2002 and 2001, respectively, from $10.3 million in 2000, primarily as a result of growth in policyholder reserves on BOLI business and increased shareholder's equity.

           Total benefits and expenses decreased $2.4 million or 9.7% in 2002 when compared to 2001. The Employee Benefits segment contributed $4 million of the decrease in 2002 while the Financial Services segment contributed an increase of $1.6 million. The decrease in total benefits and expenses in the Employee Benefits segment in 2002 resulted primarily from loss of membership due to higher terminations and reduced operating expenses. The increase in Financial Services related to additional interest credits on BOLI account balances and increased operating expenses associated with growth in the Company's business. Total benefits and expenses decreased $2.8 million in 2001 when compared to 2000. This decrease was primarily due to a decrease in the Employee Benefits segment.

           Income tax expense decreased $1.7 million or 51% in 2002 when compared to 2001. Income tax expense increased $1.9 million in 2001 when compared to 2000. The changes in income tax expense reflect the impact of the fluctuations in pre-tax earnings.

           In evaluating its results of operations, the Company also considers net changes in deposits received for investment-type contracts, deposits to separate accounts, and self-funded equivalents. Self-funded equivalents generally represent paid claims under minimum premium and administrative services only contracts that amounts approximate the additional premiums which would have been earned under such contracts if they had been written as traditional indemnity programs.

           Deposits for investment-type contracts decreased $6.3 million or 62% and decreased $27 million or 73% in 2002 and 2001, respectively, due to BOLI deposits. BOLI sales are single premium and individually large in nature, and therefore, can vary significantly from year to year.

           Deposits for separate accounts increased $988 thousand in 2002 when compared to 2001 and decreased $6.5 million in 2001 compared to 2000. These fluctuations are expected in the small market in which the Company operates.

           Self-funded premium equivalents decreased $18.5 million or 48% in 2002 when compared to 2001 primarily due to membership decline in the Employee Benefits segment.

           Total assets and liabilities increased $17 million or 7% and $1 million or 1% in 2002 and 2001, respectively. The increase in 2002 is primarily attributable to interest credited to existing Financial Services reserves and the related invested assets.

        2. Other Matters

           On February 17, 2003, Great-West Lifeco announced a definitive agreement to acquire Canada Life Financial Corporation for $7.3 billion (Canadian). Canada Life is a Canadian based insurance company with business principally in Canada, the United Kingdom, the United States and Ireland. In the United States, Canada Life sells individual and group insurance and annuity products. Subject to required shareholder and regulatory approvals, the transaction is expected to close on July 10, 2003.

           Canada Life's U.S. operations represented approximately $1.6 billion in annual revenue in 2002 and $7.4 billion in assets as of December 31, 2002. If the transaction proceeds, Canada Life's U.S. operations will be integrated with GWL&A's operations. The details of the integration are still to be determined.

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

B.      EMPLOYEE BENEFITS RESULTS OF OPERATIONS

        The results below reflect the Employee Benefits segment for the following periods:

                                                           Years Ended December 31,
                                                -----------------------------------------------
               INCOME STATEMENT DATA                2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                    [thousands]
        Premium income                        $      9,366    $      15,054    $     13,467
        Fee income                                   3,630            5,196           6,214
        Net investment income                        1,992            1,479           1,111
        Net realized investment                        234              (37)
        gains(losses)
                                                -------------    -------------    -------------
        Total revenues                              15,222           21,692          20,792


        Policyholder benefits                        6,537            9,472          14,431
        Operating expenses                           4,022            5,059           4,081
                                                -------------    -------------    -------------
        Total benefits and expenses                 10,559           14,531          18,512
                                                -------------    -------------    -------------
        Income from operations                       4,663            7,161           2,280
        Income tax expense                           1,450            2,670             910
                                                -------------    -------------    -------------
        Net income                            $      3,213    $       4,491    $      1,370
                                                =============    =============    =============
        Self-funded premium equivalents       $     19,892    $      38,410    $     16,225


        During 2002, the Employee Benefits segment had an overall decrease in its net income. The decrease was due primarily to a reduction in business volume, resulting in net income of $3.2 million in 2002, compared with $4.5 million in 2001.

        Equivalent premium revenue and fee income for group life and health decreased 44% from 2001 levels as the result of continued membership decline. This reduction was partially offset by increased pricing.

        Policyholder benefits decreased $2.9 million or 31% in 2002 when compared to 2001, reflecting lower group life and health claims primarily as a result of the decline in membership.

        Expenses decreased $1 million or 20% in 2002 when compared to 2001, due to a reduction in business volume primarily as a result of the decline in membership.

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

        Online billing was implemented in 2002 for our small to mid size life and health customers. As a further enhancement to our Internet services, online billing for our large customers is scheduled for implementation in 2003. This initiative will continue to provide our customers with improved service, as well as generate cost savings to the Company.

C.      FINANCIAL SERVICES RESULTS OF OPERATIONS

        The results below reflect the Financial Services segment for the following periods:

                                                           Years Ended December 31,
                                                -----------------------------------------------
               INCOME STATEMENT DATA                2002             2001             2000
        -------------------------------------   -------------    -------------    -------------
                    [thousands]
        Premium income                        $        648    $          76    $         98
        Fee income                                     343              379             363
        Net investment income                       10,852           10,284           9,222
        Net realized investment gains                  129              679              67
                                                -------------    -------------    -------------
        Total revenues                              11,972           11,418           9,750

        Policyholder benefits                        9,044            8,227           7,261
        Operating expenses                           2,367            1,565           1,379
                                                -------------    -------------    -------------
        Total benefits and expenses                 11,411            9,792           8,640
                                                -------------    -------------    -------------
        Income from operations                         561            1,626           1,110
        Income tax expense                             157              624             436
                                                -------------    -------------    -------------
        Net income                            $        404    $       1,002    $        674
                                                =============    =============    =============

        Deposits for investment-type
          contracts                           $      3,890    $      10,173    $     37,344
        Deposits to separate accounts                8,881            7,893          14,438


        During 2002, the Financial Services segment had a significant decrease in its net income attributable to a reduction in realized gains on fixed maturities. The higher realized gains in 2001 were a contributing factor to the significant increase in net income in 2001 to $1 million from $674 thousand in 2000.

        Deposits for investment-type contracts decreased $6.3 million or 62% and decreased $27 million or 73% in 2002 and 2001, respectively. In both years the decreases were a result of reductions in BOLI sales. BOLI premiums and deposits were $0 in 2002 compared to $5 million in 2001 and $35 million in 2000 The reduction in BOLI premiums and deposits was impacted by lower U.S. equity markets, lower fixed interest rates and recent negative publicity regarding this type of insurance product.

        Deposits for separate accounts increased $988 thousand in 2002 when compared to 2001 and decreased $6.5 million in 2001 compared to 2000. These fluctuations are expected in the small market in which the Company operates.

        Fee income decreased $36 thousand in 2002 compared to an increase of $16 thousand in 2001. The fluctuations in fee income were a result of the changes in asset values in the separate accounts over the three-year period due to U.S. equity markets and sales activity.

        Net investment income increased $568 thousand in 2002 compared to 2001 and $1.1 million in 2001 compared to 2000. The increase is the result of interest income associated with BOLI business.

        Total benefits and expenses increased $1.6 million in 2002 compared to an increase of $1.2 million in 2001, primarily due to additional interest credits on BOLI balances and increased operating expenses.

D.      INVESTMENT OPERATIONS

        The Company's primary investment objective is to acquire assets with duration and cash flow characteristics reflective of the Company's liabilities, while meeting industry, size, issuer, and geographic diversification standards. Formal liquidity and credit quality parameters have also been established.

        In managing the Company's assets, GWL&A follows rigorous procedures to control interest rate risk and observes strict asset and liability matching guidelines. These guidelines are designed to ensure that, even under changing market conditions, the Company's assets will always be able to meet the cash flow and income requirements of its liabilities. Using dynamic modeling to analyze the effects of a range of possible market changes upon investments and policyholder benefits, GWL&A ensures that the Company's investment portfolio is appropriately structured to fulfill financial obligations to the Company's policyholders.

        A summary of the Company's general account invested assets follows:

                       [Dollars in Thousands]                       2002              2001
        -----------------------------------------------------   --------------    -------------
        Fixed maturities, available-for-sale, at fair value   $    205,681     $     178,591
        Short-term investments                                       4,026             3,854
                                                                --------------    -------------
             Total invested assets                            $    209,707     $     182,445
                                                                ==============    =============


        During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 thousand unrealized gain associated with this transfer in other comprehensive income, net of tax.

        Fixed maturity investments include public and privately placed corporate bonds, government bonds and mortgage-backed and asset-backed securities. Private placement investments that are primarily in the held-to-maturity category are generally less marketable than publicly traded assets, yet they typically offer enhanced covenant protection that allows the Company, if necessary, to take appropriate action to protect its investment. The Company believes that the cost of the additional monitoring and analysis required by private placements is more than offset by their enhanced yield.

        One of the Company's primary objectives is to ensure that its fixed maturity portfolio is maintained at a high average quality so as to limit credit risk. If not externally rated, the securities are rated by GWL&A for the Company on a basis intended to be similar to that of the rating agencies.

        The distribution of the fixed maturity portfolio by credit rating is summarized as follows:

                        Credit Rating                        2002           2001
        -----------------------------------------------    ----------     ----------
        AAA                                                     60.3  %        65.0  %
        AA                                                       7.4            6.8
        A                                                       15.1           11.9
        BBB                                                     17.2           13.9
        BB and lower                                             0.0            2.4
                                                           ----------     ----------
             TOTAL                                             100.0  %       100.0  %
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

        Generally, the Company has met its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio. Liquidity for the Company has remained strong, as evidenced by significant amounts of short-term investments and cash that totaled $15.6 million and $11.7 million as of December 31, 2002 and 2001, respectively.

        The Company and GWL&A have an agreement whereby GWL&A has undertaken to provide the Company with certain financial support related to maintaining required statutory surplus and liquidity.

F.      ACCOUNTING PRONOUNCEMENTS

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A replacement of FASB Statement No. 125", which revised the standards for accounting for securitizations, and other transfers of financial assets and collateral, and requires certain disclosures. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the new SFAS did not have a significant effect on earnings or the financial position of the Company.

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

        On June 29, 2001, Statement No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

        On June 29, 2001, SFAS No. 142, "Goodwill and Other Tangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and, adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 superceded prior accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 was effective January 1, 2002, and adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

        The Company has estimated the possible effects of interest rate changes at December 31, 2002. If interest rates increased by 100 basis points (1%), the fair value of the fixed income assets would decrease by approximately $7 million. The calculation used projected cash flows, discounted back to December 31, 2002. The cash projections are shown in the table below. The table shows cash flows rather than expected maturity dates because many of the Company's assets have substantial expected principal payments prior to the final maturity date. The fair value shown in the table below was calculated using spot discount interest rates that varied by the year in which the cash flows were expected to be received. These spot rates in the benchmark calculation ranged from 2.77% to 7.70%.

                                Projected Cash Flows by Calendar Year

       [$ millions]                                                There-   Undiscounted  Fair
                       2003     2004    2005     2006     2007     after      Total       Value
                       -----    -----   ------   ------   ------   ------   ------------  ------
       Benchmark        31       32      43       39       32       74         251         214
       Interest
       rates
         up 1%          29       24      42       48       25       87         255         207


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following are the Company's Financial Statements for the years ended December 31, 2002, 2001, and 2000, and the Independent Auditor's Report thereon.



                First Great-West Life & Annuity Insurance Company
   (A wholly-owned subsidiary of Great-West Life & Annuity Insurance Company)

                    Financial Statements for the Years Ended
                        December 31, 2002, 2001, and 2000
                        and Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of First Great-West Life & Annuity Insurance Company:

We have audited the accompanying balance sheets of First Great-West Life & Annuity Insurance Company (a wholly-owned subsidiary of Great-West Life & Annuity Insurance Company) as of December 31, 2002 and 2001, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of First Great-West Life & Annuity Insurance Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Denver, Colorado
January 27, 2003

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

==============================================================================================
(Dollars in Thousands)

ASSETS                                                            2002                2001
------
                                                            -----------------   -----------------
INVESTMENTS:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost $195,893 and $176,687)                $       205,681    $        178,591
  Short-term investments, available-for-sale (cost
    approximates fair value)                                        4,026               3,854
                                                            -----------------   -----------------
     Total Investments                                            209,707             182,445

OTHER ASSETS:
  Cash                                                             11,550               7,860
  Reinsurance receivable                                            2,870               2,346
  Deferred policy acquisition costs                                 1,069               1,257
  Investment income due and accrued                                 1,807               1,713
  Amounts receivable related to uninsured
    accident and health plan claims (net of allowances of
    $1,491 and $1,835)                                                903               2,377
  Premiums in course of collection
    (net of allowances of $300 and $875)                              456                 792
  Deferred income taxes                                                                 1,377
  Other assets                                                      2,712               3,371
SEPARATE ACCOUNT ASSETS                                            35,250              45,576
                                                            -----------------   -----------------


TOTAL ASSETS                                              $       266,324    $        249,114
                                                            =================   =================


                                                                                  (Continued)

==============================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY

POLICY BENEFIT LIABILITIES:
  Policy reserves                                        $       169,985    $        152,874
  Policy and contract claims                                       2,819               1,175
  Policyholders' funds                                             2,623               2,801
GENERAL LIABILITIES:
  Due to Parent Corporation                                        3,125                 386
  Bank overdrafts                                                  1,370               3,104
  Deferred taxes                                                     670
  Other liabilities                                                2,712               1,986
SEPARATE ACCOUNT LIABILITIES                                      35,250              45,576
                                                           -----------------   -----------------
     Total Liabilities                                           218,554             207,902
                                                           -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1,000 par value, 10,000 shares
    authorized, 2,500 issued and outstanding                       2,500               2,500
  Additional paid-in capital                                      28,600              28,600
  Accumulated other comprehensive income                           3,668                 727
  Retained earnings                                               13,002               9,385
                                                           -----------------   -----------------
     Total Stockholder's Equity                                   47,770              41,212
                                                           -----------------   -----------------


     TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                $       266,324    $        249,114
                                                           =================   =================


See notes to financial statements.                                               (Concluded)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

==============================================================================================
(Dollars in Thousands)

                                                     2002             2001            2000
                                                ---------------  ---------------  --------------
REVENUES:
  Premium income (net of premium ceded
    of  $496, $384, and $152)                 $     10,014     $     15,130     $     13,565
  Fee income                                         3,973            5,575            6,577
  Net investment income                             12,844           11,763           10,333
  Net realized gains on investments                    363              642               67
                                                ---------------  ---------------  --------------
                                                    27,194           33,110           30,542
                                                ---------------  ---------------  --------------
BENEFITS AND EXPENSES:
  Life and other policy benefits (net of
    reinsurance recoveries of $306, $177,
    and $964)                                        6,848           11,132           15,625
  Increase (decrease) in reserves                      136           (1,262)            (944)
  Interest paid or credited to
   contractholders                                   8,597            7,829            7,011
  General and administrative expenses                6,389            6,624            5,460
                                                ---------------  ---------------  --------------
                                                    21,970           24,323           27,152
                                                ---------------  ---------------  --------------

INCOME BEFORE INCOME TAXES                           5,224            8,787            3,390

PROVISION FOR INCOME TAXES:
  Current                                              694            3,383            2,307
  Deferred                                             913              (89)            (961)
                                                ---------------  ---------------  --------------
                                                     1,607            3,294            1,346
                                                ---------------  ---------------  --------------

NET INCOME                                    $      3,617     $      5,493     $      2,044
                                                ===============  ===============  ==============





See notes to financial statements.

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

==============================================================================================
(Dollars in Thousands)

                                                                                        Accumulated
                                                                        Additional         Other

                                                                         Paid-in       Comprehensive       Retained
                                            Shares         Amount        Capital       Income (Loss)       Earnings        Total
                                         -------------  -------------  -------------  ----------------   -------------  ------------

BALANCES, JANUARY 1, 2000                     2,500   $      2,500   $     28,600   $     (2,334)     $       1,848   $     30,614

  Net income                                                                                                  2,044          2,044
  Other comprehensive income                                                               3,416                             3,416
                                                                                                                        ------------
Comprehensive income                                                                                                         5,460
                                         -------------  -------------  -------------  ----------------   -------------  ------------
BALANCES, DECEMBER 31, 2000                   2,500          2,500         28,600          1,082              3,892         36,074
                                         -------------  -------------  -------------  ----------------   -------------  ------------

    Net income                                                                                                5,493          5,493
    Other comprehensive income (loss)                                                       (355)                             (355)
                                                                                                                        ------------
  Comprehensive income                                                                                                       5,138
                                         -------------  -------------  -------------  ----------------   -------------  ------------
BALANCES, DECEMBER 31, 2001                   2,500          2,500         28,600            727              9,385         41,212
                                         -------------  -------------  -------------  ----------------   -------------  ------------

    Net income                                                                                                3,617          3,617
    Other comprehensive income                                                             2,941                             2,941
                                                                                                                        ------------
  Comprehensive income                                                                                                       6,558
                                         -------------  -------------  -------------  ----------------   -------------  ------------
BALANCES, DECEMBER 31, 2002                   2,500   $      2,500   $     28,600   $      3,668      $      13,002   $     47,770
                                         =============  =============  =============  ================   =============  ============






See notes to financial statements.



FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

==============================================================================================
(Dollars in Thousands)

                                                         2002           2001           2000
                                                      ------------   ------------  -------------
OPERATING ACTIVITIES:
  Net income                                        $    3,617    $     5,493    $    2,044
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization of investments                         (928)        (1,144)       (1,032)
      Realized (gains) losses on sale of                  (363)          (642)          (67)
investments

      Amortization of deferred acquisition costs           560            393           213
      Deferred income taxes                                913            (89)         (961)
  Changes in assets and liabilities:
      Accrued interest and other receivables               242          1,322        (2,086)
      Policy benefit liabilities                        18,660          3,484         5,902
      Reinsurance receivable                              (524)          (422)         (498)
      Bank overdrafts                                   (1,734)        (5,850)        7,446
      Other, net                                        (1,189)          (235)          695
                                                      ------------   ------------  -------------
                                                      ------------   ------------  -------------
        Net cash provided by operating activities       19,254          2,310        11,656
                                                      ------------   ------------  -------------

INVESTING ACTIVITIES:

Proceeds from sales, maturities, and redemptions of investments:

  Fixed maturities:

    Held-to-maturity                                                                    667
    Available-for-sale                                  29,686         59,417        50,107

Purchases of investments:
  Fixed maturities:

    Held-to-maturity                                                                (14,144)
    Available-for-sale                                 (47,772)       (73,742)      (83,570)
                                                      ------------   ------------  -------------
        Net cash used in investing activities          (18,086)       (14,325)      (46,940)
                                                      ------------   ------------  -------------



See notes to financial statements.                                                (Continued)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
==============================================================================================
(Dollars in Thousands)

                                                         2002           2001           2000
                                                      ------------   ------------  -------------
FINANCING ACTIVITIES:

  Contract deposits, net of withdrawals                   (217)         1,313        45,208
  Due (from) to Parent Corporation                       2,739         10,100        (6,905)
  Capital contributions
                                                      ------------   ------------  -------------
        Net cash provided by financing activities        2,522         11,413        38,303
                                                      ------------   ------------  -------------

NET INCREASE (DECREASE) IN CASH                          3,690           (602)        3,019

CASH, BEGINNING OF YEAR                                  7,860          8,462         5,443
                                                      ------------   ------------  -------------

CASH, END OF YEAR                                   $   11,550    $     7,860    $    8,462
                                                      ============   ============  =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for:
    Income taxes                                    $        0    $         0    $    2,217

           Income taxes are paid by the Parent Corporation on behalf of the Company as part of the income tax allocation agreement.




See notes to financial statements.                                                (Concluded)

FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
================================================================================
(Dollars in Thousands)

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

        Certain reclassifications have been made to the 2001 and 2000 financial statements and related footnotes to conform to the 2002 presentation. These changes in classification had no effect on previously reported stockholder's equity or net income.

        Investments - Management has classified its fixed maturities as available for sale and carries them at fair value with the net unrealized gains and losses (net of deferred taxes) reported as accumulated other comprehensive income (loss) in stockholder's equity.

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

        Deferred Policy Acquisition Costs - Policy acquisition costs, which primarily consist of sales commissions related to the production of new business, have been deferred to the extent recoverable. These costs are variable in nature and are dependent upon sales volume. Deferred costs associated with the annuity products are being amortized over the life of the contracts in proportion to the emergence of gross profits. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits. Deferred costs associated with traditional life insurance are amortized over the premium paying period of the related policies in proportion to premium revenues recognized. Amortization of deferred policy acquisition costs totaled $560, $393 and $213 in 2002, 2001, and 2000, respectively.

        Separate Accounts - Separate account assets and related liabilities are carried at fair value. The Company's separate accounts invest in shares of Maxim Series Fund, Inc. and Orchard Series Fund, open-end management investment companies which are affiliates of the Parent Corporation, shares of other non-affiliated mutual funds, and government and corporate bonds. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of income. Revenues to the Company from the separate accounts consist of contract maintenance fees, administration fees, and mortality and expense risk charges.

        Life Insurance and Annuity Reserves - Life insurance and annuity policy reserves with life contingencies of $154,348 and $145,593 at December 31, 2002 and 2001, respectively, are computed on the basis of estimated mortality, investment yield, withdrawals, future maintenance and settlement expenses, and retrospective experience rating premium refunds. Annuity contract reserves without life contingencies of $14,379 and $5,995 at December 31, 2002 and 2001, respectively, are established at contractholders' account value.

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

        Recognition of Premium Income and Expenses - Life insurance premiums are recognized when due. Accident and health premiums are earned on a monthly pro rata basis. Revenues for annuity and other contracts without significant life contingencies consist of contract charges for the cost of insurance, contract administration, and surrender fees that have been assessed against the contract account balance during the period, and are realized as assessed and earned. Fee income is derived primarily from contracts for claim processing or other administrative services related to uninsured business and from assets under management. Fees from contracts for claim processing or other administrative services are recorded as the services are provided. Fees from assets under management, which consist of contract maintenance fees, administration fees and mortality and expense risk charges, are recognized when due. Benefits and expenses on policies with life contingencies impact income by means of the provision for future policy benefit reserves, resulting in recognition of profits over the life of the contracts. This association is accomplished by means of the provision for future policy benefit reserves. The average credit rating on annuity products, first sold in 2001, was approximately 4.0% and 4.2% in 2002 and 2001.

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

        Goodwill and Other Intangible Assets - On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and certain other intangibles from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

        Selected Loan Loss Allowance Methodology - In July 2001, the SEC released Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB 102). SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a material impact on the Company's financial position or results of operations.

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

        Technical Corrections - April 2002, the FASB issued Statement No. 145 "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provision of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not expect this statement to have a material effect on the Company's financial position or results of operations.

        Costs Associated With Exit or Disposal Activities - In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations.

        Regulatory Requirements - In accordance with the requirements of the State of New York, the Company must demonstrate adequate capital, as defined. At December 31, 2002, the Company was in compliance with the requirement.

        The Company is also required to maintain an investment deposit in the amount of $5,000 in cash or investment certificates with the New York Insurance Commissioner for the protection of policyholders in the event the Company is unable to satisfactorily meet its contractual obligations. A United States Treasury obligation, whose cost approximates market value, was designated to meet this requirement at December 31, 2002.

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

                                                                  Years Ended
                                                                  December 31,

                                                      -------------------------------------
                                                         2002         2001         2000
        ============================================  -----------  -----------  -----------
        Investment management expense
        ============================================
          (included in net investment income)       $      130   $      123   $      128
        ============================================
        Administrative and underwriting services
        ============================================
           (included in general and administrative
        ============================================
           expenses)                                     3,961        3,070        2,222
        ============================================

==============================================================================================

        The Company and the Parent Corporation have an agreement whereby the Parent Corporation has committed to provide certain financial support related to maintaining adequate regulatory surplus and liquidity.

5. ALLOWANCES ON POLICYHOLDER RECEIVABLES

        Amount receivable for accident and health plan claims and premiums in the course of collection are generally uncollateralized. The Company maintains an allowance for credit losses at a level that, in management's opinion, is sufficient to absorb credit losses on its amounts receivable related to uninsured accident and health plan claims and premiums in course of collection. Management's judgement is based on past loss experience and current and projected economic conditions.

        Activity in the allowance for amounts receivable related to uninsured accident and health plan claims is as follows:

                                                          2002           2001            2000
                                                      -------------  -------------   -------------
           Balance, beginning of year               $      1,835   $
           Provisions charged to operations                  869          1,935
           Amounts written off - net                      (1,213)          (100)
                                                      -------------  -------------   -------------
           Balance, end of year                     $      1,491   $      1,835               0
                                                      =============  =============   =============


        Activity in the allowance for premiums in course of collection is as follows:
                                                           2002           2001           2000
                                                       -------------  -------------  -------------

           Balance, beginning of year                $        875   $        776   $        580
           Provisions charged (reversed) to                  (442)           167            196
        operations

           Amounts written off - net                         (133)           (68)
                                                       -------------  -------------  -------------
           Balance, end of year                      $        300   $        875   $        776
                                                       =============  =============  =============

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

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2002 and 2001, the reinsurance receivable had a carrying value of $2,870 and $2,346, respectively.

        Total reinsurance premiums ceded to the Parent Corporation in 2002, 2001, and 2000 were $343, $107 and $77, respectively.

        The following schedule details life insurance in force and life and accident/health premiums:

                                                                                      Percentage
                                                                                      of Amount
                                           Reinsurance   Reinsurance                   Assumed
                               Direct         Ceded        Assumed         Net          To Net
                            -------------  ------------- ------------  -------------  -----------
        December 31, 2002:
          Life insurance in force:
            Individual    $  1,489,496   $    603,672   $            $    885,824        0.0%
            Group              418,254                                    418,254        0.0%
                            -------------  ------------- ------------  -------------
             Total        $  1,907,750   $    603,672   $            $  1,304,078
                            =============  ============= ============  =============

          Premium Income:

            Life          $      3,384   $        343   $            $      3,041        0.0%
        insurance
                                 7,120            145                       6,975        0.0%
        Accident/health

                            -------------  ------------- ------------  -------------
             Total        $     10,504   $        488   $            $     10,016
                            =============  ============= ============  =============

        December 31, 2001:
          Life insurance in force:
            Individual    $    493,567   $    136,613   $            $    356,954        0.0%
            Group              393,861                                    393,861        0.0%
                            -------------  ------------- ------------  -------------
             Total        $    887,428   $    136,613   $            $    750,815
                            =============  ============= ============  =============

          Premium Income:

            Life          $      3,789   $        107   $            $      3,682        0.0%
        insurance
                                11,724            268                      11,456        0.0%
        Accident/health

                            -------------  ------------- ------------  -------------
             Total        $     15,513   $        375   $            $     15,138
                            =============  ============= ============  =============

        December 31, 2000:
          Life insurance in force:
            Individual    $    468,463   $    125,222   $            $    343,241        0.0%
            Group              623,454                                    623,454        0.0%
                            -------------  ------------- ------------  -------------
             Total        $  1,091,917   $    125,222   $            $    966,695
                            =============  ============= ============  =============

          Premium Income:

            Life          $      3,193   $         76   $            $      3,117        0.0%
        insurance
                                 8,591             76        1,933         10,448       18.5%
        Accident/health

                            -------------  ------------- ------------  -------------
             Total        $     11,784   $        152   $    1,933   $     13,565
                            =============  ============= ============  =============

7. SUMMARY OF INVESTMENTS

        Fixed maturities owned at December 31, 2002 are summarized as follows:

                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $    33,449  $     1,597  $             $    35,046  $    35,046
     U.S. Government ABS           7,165          458                      7,623        7,623
     U.S. Government Other        31,841        2,689                     34,530       34,530
     Corporate bonds              51,478        3,820                     55,298       55,298
     Public utilities              7,590          972          (50)        8,512        8,512
     Asset-backed securities      55,756        1,828       (1,727)       55,857       55,857
     Collateralized mortgage
       obligation                  8,614          201                      8,815        8,815
                                ----------   ----------   -----------  -----------  -----------
                             $   195,893  $    11,565  $    (1,777)  $   205,681  $   205,681
                                ==========   ==========   ===========  ===========  ===========

        Fixed maturities owned at December 31, 2001 are summarized as follows:

                                               Gross        Gross      Estimated
                                Amortized    Unrealized   Unrealized      Fair       Carrying
                                  Cost         Gains        Losses       Value        Value
     ------------------------   ----------   ----------   -----------  -----------  -----------
     U.S. Government CMO     $    28,737  $       343  $      (170)  $    28,910  $    28,910
     U.S. Government ABS           7,459          508                      7,967        7,967
     U.S. Government Other        17,843        1,241          (16)       19,068       19,068
     Corporate bonds              46,480          549       (1,213)       45,816       45,816
     Public utilities              7,000          524                      7,524        7,524
     Asset-backed securities      59,214          522         (643)       59,093       59,093
     Collateralized mortgage
       obligation                  9,954          259                     10,213       10,213
                                ----------   ----------   -----------  -----------  -----------
                             $   176,687  $     3,946  $    (2,042)  $   178,591  $   178,591
                                ==========   ==========   ===========  ===========  ===========

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

        The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002, by projected maturity, are shown below. Actual maturities will likely differ from these projections because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-Sale

                                             ------------------------
                                             Amortized    Estimated
                                                Cost      Fair Value

                                             -----------  -----------
        Due in one year or less            $    9,970   $   10,575
        Due after one year through five        60,625       65,174
        years
        Due after five years through ten       19,872       22,103
        years
        Due after ten years                       442          488
        Mortgage-backed securities             42,063       43,861
        Asset-backed securities                62,921       63,480
                                             -----------  -----------
                                           $  195,893   $  205,681
                                             ===========  ===========

        Proceeds from sales of securities available-for-sale were $18,719 , $54,832, and $44,237 during 2002, 2001, and 2000, respectively. The realized gains on such sales totaled $433, $950, and $296 for 2002, 2001, and 2000, respectively. The realized losses totaled $70, $308, and $229, for 2002, 2001, and 2000, respectively.

        During 2000, the Company transferred all securities classified as held-to-maturity into the available-for-sale category. The Company recorded a $645 unrealized gain associated with this transfer in other comprehensive income, net of tax.

8. ESTIMATED FAIR-VALUE OF FINANCIAL INSTRUMENTS

                                                               December 31,
                                             --------------------------------------------------
                                                      2002                      2001
                                             ------------------------  ------------------------
                                              Carrying    Estimated     Carrying    Estimated
                                               Amount     Fair Value     Amount     Fair Value
                                             -----------  -----------  -----------  -----------
        ASSETS:
          Fixed maturities and short-term
            investments                    $  209,707   $  209,707   $  182,445   $  182,445
        LIABILITIES:
          Annuity contract reserves without
            life contingencies                 14,379       14,379        5,995        5,995
          Policyholders' funds                  2,623        2,623        2,801        2,801

        The estimated fair-value of financial instruments have been determined using available information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

        The estimated fair-value of policyholders' funds is the same as the carrying amount as the Company can change the crediting rates with 30 days notice.

9. FEDERAL INCOME TAXES

        The following is a reconciliation between the federal income tax rate and the Company's effective rate:

                                                 2002           2001           2000
                                              -----------    -----------    ------------
        Federal tax rate                          35.0   %       35.0   %       35.0    %
        Change in tax rate resulting from:
          State taxes, net of premium tax offset  (4.0)           2.1            4.7
          Other                                   (0.2)           0.4
                                              -----------    -----------    ------------
        Total                                     30.8   %       37.5   %       39.7    %
                                              ===========    ===========    ============

        Temporary differences, which give rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

                                                2002                   2001
                                        ---------------------   --------------------
                                        Deferred   Deferred     Deferred   Deferred
                                          Tax         Tax         Tax        Tax
                                         Asset     Liability     Asset     Liability
                                        ---------  ----------   ---------  ---------
        Policy reserves               $  1,564   $           $   1,234   $
        Deferred policy
          acquisition costs                            646                     558
        Deferred acquisition
          cost proxy tax                 2,145                   2,368
        Investment assets                            3,307                     706
        Other                                          426                     961
                                        ---------  ----------   ---------  ---------
        Total deferred taxes          $  3,709   $   4,379   $   3,602   $   2,225
                                        =========  ==========   =========  =========

        Amounts included for investment assets above include $3,426 and $666 related to the unrealized gains on the Company's fixed maturities available-for-sale at December 31, 2002, and 2001, respectively. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

        The Company and the Parent Corporation have entered into an income tax allocation agreement whereby the Parent Corporation could file a consolidated federal income tax return. Under the agreement the Company is responsible for and will receive the benefits of any income tax liability or benefit computed on a separate basis. In 2002, the Company will file on a consolidated basis with its Parent Corporation.

10. OTHER COMPREHENSIVE INCOME

        Other comprehensive income (loss) for the year ended December 31, 2002 is summarized as follows:

                                                                     Tax
                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on
          available-for-sale securities      $        7,816  $        (2,816) $        5,000
          Unrealized holding gains (losses)
            arising during the period                    68              (24)             44
                                               --------------   --------------  ---------------
          Net unrealized gains (losses)               7,884           (2,840)          5,044
        Reserve and DAC adjustment                   (3,287)           1,184          (2,103)
                                               --------------   --------------  ---------------
        Other comprehensive income (loss)    $        4,597  $        (1,656) $        2,941
                                               ==============   ==============  ===============


        Other comprehensive income (loss) for the year ended December 31, 2001 is summarized as follows:
                                                                     Tax
                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on
          available-for-sale securities      $               $                $
          Unrealized holding gains
            arising during the period                    16               (5)             11
          Less: reclassification adjustment
            for (gains) losses realized in
            net income                                 (220)              69            (151)
                                               --------------   --------------  ---------------
          Net unrealized gains (losses)                (204)              64            (140)
        Reserve and DAC adjustment                     (331)             116            (215)
                                               --------------   --------------  ---------------
        Other comprehensive income (loss)    $         (535) $           180  $         (355)
                                               ==============   ==============  ===============

        Other comprehensive income for the year ended December 31, 2000 is summarized as follows:
                                                                     Tax
                                                Before-Tax        (Expense)       Net-of-Tax
                                                  Amount         or Benefit         Amount
                                               --------------   --------------  ---------------
        Unrealized gains on
          available-for-sale securities      $               $                $
          Unrealized holding gains
            arising during the period                 5,700           (1,995)          3,705
                                               --------------   --------------  ---------------
          Net unrealized gains                        5,700           (1,995)          3,705
        Reserve and DAC adjustment                     (444)             155            (289)
                                               --------------   --------------  ---------------
        Other comprehensive income           $        5,256  $        (1,840) $        3,416
                                               ==============   ==============  ===============

11. DIVIDEND RESTRICTIONS AND CODIFICATION

        The Company's net income and capital and surplus, as determined in accordance with statutory accounting principles and practices for December 31 are as follows:

                                                      2002          2001           2000
                                                 ------------  ------------   ------------
                                                   (Unaudited)
        Net income                              $     1,567    $    6,155    $         27
        Capital and surplus                          33,224        31,480          26,999


        In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize accounting and reporting to state insurance departments, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The New York Division of Insurance required adoption of Codification with certain modifications for the preparation of statutory financial statements effective January 1, 2001. The adoption of Codification as modified by the New York Division of Insurance decreased statutory net worth as of January 1, 2001, by approximately $106. (The modifications adopted by the New York Division of Insurance had the effect of decreasing statutory net worth by approximately $2,901).

        As an insurance company domiciled in the State of New York, the Company is required to maintain a minimum of $6,000 of capital and surplus. In addition, the maximum amount of dividends, which can be paid to stockholders, is subject to restrictions relating to statutory surplus and statutory adjusted net investment income. The Company should be able to pay dividends of $3,322 in 2002. The Company paid no dividends in 2002, 2001, and 2000. Dividends are paid as determined by the Board of Directors.

12. SEGMENT INFORMATION

        The Company has two reportable segments: Employee Benefits and Financial Services. The Employee Benefits segment markets group life and health to small and mid-sized corporate employers. The Financial Services segment markets and administers savings products to public and not-for-profit employers, corporations, and individuals and offers life insurance products to individuals and businesses. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment has unique distribution channels. Prior to 2002, the Employee Benefits segment marketed and administered corporate savings products (401(k) plans). In 2002 the Financial Services segment assumed responsibility for these products. The 2001 and 2000 segment information has been reclassified to account for this change.

        The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations after income taxes.

        The Company's operations are not materially dependent on one or a few customers, brokers or agents.

        Summarized segment financial information for the year ended and as of December 31, 2002 was as follows:

        Operations:                              Employee         Financial
                                                 Benefits         Services          Total
                                               --------------   --------------  ---------------
        Revenue:
          Premium income                     $        9,366  $           648  $       10,014
          Fee income                                  3,630              343           3,973
          Net investment income                       1,992           10,852          12,844
          Realized investment gains                     234              129             363
                                               --------------   --------------  ---------------
        Total revenue                                15,222           11,972          27,194
        Benefits and Expenses:
          Benefits                                    6,537            9,044          15,581
          Operating expenses                          4,022            2,367           6,389
                                               --------------   --------------  ---------------
        Total benefits and expenses                  10,559           11,411          21,970
                                               --------------   --------------  ---------------

        Net operating income before
          Income taxes                                4,663              561           5,224
        Income taxes                                  1,450              157           1,607
                                               --------------   --------------  ---------------
        Net income                           $        3,213  $           404  $        3,617
                                               ==============   ==============  ===============

        Assets:
        Investment assets                    $       20,983  $       188,724  $      209,707
        Other assets                                  9,007           12,360          21,367
        Separate account assets                                       35,250          35,250
                                               --------------   --------------  ---------------
        Total assets                         $       29,990  $       236,334  $      266,324
                                               ==============   ==============  ===============



        Summarized segment financial information for the year ended and as of December 31, 2001 was as follows:

        Operations:                              Employee         Financial
                                                 Benefits         Services          Total
                                               --------------   --------------  ---------------
        Revenue:
          Premium income                     $       15,054  $            76  $       15,130
          Fee income                                  5,196              379           5,575
          Net investment income                       1,479           10,284          11,763
          Realized investment gains (losses)            (37)             679             642
                                               --------------   --------------  ---------------
        Total revenue                                21,692           11,418          33,110
        Benefits and Expenses:
          Benefits                                    9,472            8,227          17,699
          Operating expenses                          5,059            1,565           6,624
                                               --------------   --------------  ---------------
        Total benefits and expenses                  14,531            9,792          24,323
                                               --------------   --------------  ---------------

        Net operating income before
          Income taxes                                7,161            1,626           8,787
        Income taxes                                  2,670              624           3,294
                                               --------------   --------------  ---------------
        Net income                           $        4,491  $         1,002  $        5,493
                                               ==============   ==============  ===============

        Assets:
        Investment assets                    $       26,191  $       156,254  $      182,445
        Other assets                                 16,538            4,555          21,093
        Separate account assets                                       45,576          45,576
                                               --------------   --------------  ---------------
        Total assets                         $       42,729  $       206,385  $      249,114
                                               ==============   ==============  ===============

        Summarized segment financial information for the year ended and as of December 31, 2000 was as follows:

        Operations:                              Employee         Financial
                                                 Benefits         Services          Total
                                               --------------   --------------  ---------------
        Revenue:
          Premium income                     $       13,467  $            98  $       13,565
          Fee income                                  6,214              363           6,577
          Net investment income                       1,111            9,222          10,333
          Realized investment gains                                       67              67
                                               --------------   --------------  ---------------
        Total revenue                                20,792            9,750          30,542
        Benefits and Expenses:
          Benefits                                   14,431            7,261          21,692
          Operating expenses                          4,081            1,379           5,460
                                               --------------   --------------  ---------------
        Total benefits and expenses                  18,512            8,640          27,152
                                               --------------   --------------  ---------------

        Net operating income before
          Income taxes                                2,280            1,110           3,390
        Income taxes                                    910              436           1,346
                                               --------------   --------------  ---------------
        Net income                           $        1,370  $           674  $        2,044
                                               ==============   ==============  ===============


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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      IDENTIFICATION OF DIRECTORS

                                            Served as

                                             Director           Principal Occupation(s)
              Director              Age       from:               for last Five Years
       ------------------------    ------   -----------   -----------------------------------------

       Marcia D. Alazraki           61         1996       Partner, Manatt, Phelps & Phillips, LLP
                                                            (a law firm) since January 1, 2003;
                                                            previously Partner Kalkines, Arky, Zall
                                                            & Bernstein LLP (a law firm)

       James Balog (1)              74         1997       Company Director

       James W. Burns, O.C.         73         1997       Director Emeritus, Power Corporation

       Orest T. Dackow (1)          66         2000       Company Director since April 2000;
                                                            previously President and Chief
                                                            Executive Officer, Great-West
                                                            Lifeco

       Paul Desmarais, Jr.          48         1997       Chairman and Co-Chief Executive
                                                            Officer, Power Corporation; Chairman,
                                                            Power Financial

       Robert Gratton               59         1997       Chairman of the Board of GWL&A;
                                                            President and Chief Executive Officer,
                                                            Power Financial; Chairman of the
                                                            Boards of Great-West Lifeco,
                                                            Great-West Life; London Insurance
                                                            Group Inc. and London Life Insurance
                                                            Company

       Stuart Z. Katz               60         1997       Partner, Fried, Frank, Harris, Shriver &
                                                            Jacobson (a law firm)

       William T. McCallum          60         1997       Chairman, President and Chief
                                                            Executive Officer of the Company;
                                                            President and Chief Executive Officer,
                                                            GWL&A; Co-President and Chief
                                                            Executive Officer, Great-West Lifeco

       Brian E. Walsh (1)           49         1997       Managing Partner, QVan Capital,
                                                            LLC (a merchant banking company)


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

        J. Balog          Transatlantic Holdings, Inc.
                          Phoenix Investment Partners
                          Phoenix Euclid Fund

        P. Desmarais, Jr. SUEZ
                          TotalFinaElf

        W.T. McCallum     Maxim Series Fund, Inc.
                          Orchard Series Fund
                          Variable Annuity Account A

        B.E. Walsh        Offshore Systems Inc.

B.      IDENTIFICATION OF EXECUTIVE OFFICERS

                                            Served as
                                            Executive

                                             Officer            Principal Occupation(s)
          Executive Officer         Age       from:               for last Five Years
       ------------------------    ------   -----------   ------------------------------------------

       William T. McCallum          60         1997       Chairman, President and Chief
         Chairman, President                                Executive Officer of the Company;
         and Chief Executive                                President and Chief Executive Officer,
                                                            GWL&A; Co-President and Chief
                                                            Executive Officer, Great-West Lifeco

       Mitchell T.G. Graye          47         1997       Executive Vice President and Chief
         Executive Vice                                     Financial Officer of the Company and
         President and Chief                                GWL&A
         Financial Officer

       Douglas L. Wooden            46         1997       Executive Vice President, Financial
         Executive Vice                                     Services of the Company and GWL&A
         President,
         Financial Services

       John A. Brown                55         1992       Senior Vice President, Healthcare
         Senior Vice President                              Markets, Financial Services, of the
         Healthcare Markets                                 Company and GWL&A
         Financial Services

       Mark S. Corbett              43         2001       Senior Vice President, Investments of
         Senior Vice President,                             the Company and GWL&A
         Investments

       John A. Gabbert              48         2001       Senior Vice President and Chief
         Senior Vice President                              Information Officer, Employee Benefits,
         and Chief Information                              of the Company and GWL&A
         Officer, Employee
         Benefits

       Donna A. Goldin              55         1996       Senior Vice President, Healthcare
         Senior Vice President                              Operations of the Company and &
         Healthcare Operations                              GWL&A

       Wayne T. Hoffmann            47         2001       Senior Vice President, Investments of
         Senior Vice President,                             the Company and GWL&A
         Investments

       D. Craig Lennox              55         1997       Senior Vice President, General
         Senior Vice President,                             Counsel and Secretary of the
         General Counsel and                                Company and GWL&A
         Secretary

       Charles P. Nelson            42         1998       President, BenefitsCorp of the Company
         President,                                         and GWL&A
         BenefitsCorp

       Martin Rosenbaum             50         1997       Senior Vice President, Employee
         Senior Vice President,                             Benefits of the Company and
         Employee Benefits                                  GWL&A

       Gregory E. Seller            49         1997       Senior Vice President,
         Senior Vice President,                             Government Markets of the Company
         Government Markets                                 and GWL&A

       Robert K. Shaw               47         1997       Senior Vice President, Individual
         Senior Vice President,                             Markets of the Company and GWL&A
         Individual Markets

       George D. Webb               59         1999       Senior Vice President, Operations, of
         Senior Vice President,                             the Company and GWL&A; prior to
                                                            Operations July 1999, Principal,
                                                            William M. Mercer
                                                            Investment Consulting Inc. (an
                                                            Investment consulting company)

       Jay W. Wright                51         2001       Senior Vice President,
         Senior Vice President,                             Employee Benefits of the Company
         Employee Benefits                                  and GWL&A; prior to January 2001,
                                                            Senior Vice President, New England
                                                            Financial


        Unless otherwise indicated, all of the executive officers have been engaged for not less than five years in their present principal occupations or in another executive capacity with the companies or firms identified.

        The appointments of executive officers are confirmed annually.

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information, as of March 1, 2003, concerning beneficial ownership of the voting securities of the Company by entities and persons who beneficially own more than 5% of the voting securities of the Company. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

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

        (6) 82.9% of the outstanding common shares of Great-West Lifeco Inc. are controlled by Power Financial Corporation, 751 Victoria Square, Montreal, Quebec, Canada H2Y 2J3, representing approximately 65% of the voting rights attached to all outstanding voting shares of Great-West Lifeco Inc.

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

B.      SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets out the number of equity securities, and exercisable options (including options that will become exercisable within 60 days) for equity securities, of the Company or any of its parents or subsidiaries, beneficially owned, as of December 31, 2002, by
        (i) the directors of the Company; and (ii) the directors and executive officers of the Company as a group.

        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.                Corporation           of Canada
        --------------------- ---------------------- ---------------------- -------------------
             Directors                 (1)                    (2)                  (3)
        --------------------- ---------------------- ---------------------- -------------------
        M.D. Alazraki
        --------------------- ---------------------- ---------------------- -------------------
        J. Balog
        --------------------- ---------------------- ---------------------- -------------------
        J.W. Burns                153,659                    8,000               385,640
                                                                                 200,000 options
        --------------------- ---------------------- ---------------------- -------------------
        O.T. Dackow                82,892
                                  100,000 options
        --------------------- ---------------------- ---------------------- -------------------
        P. Desmarais, Jr.          43,659                                          5,698
                                                                               1,821,500 options
        --------------------- ---------------------- ---------------------- -------------------
        R. Gratton                332,496                  310,000                12,965
                                                         5,880,000 options
        --------------------- ---------------------- ---------------------- -------------------
        S.Z. Katz

        --------------------- ---------------------- ---------------------- -------------------
        W.T. McCallum             216,193                    19,500
                                  629,200 options
        --------------------- ---------------------- ---------------------- -------------------
        B.E. Walsh                                                                 1,000
        --------------------- ---------------------- ---------------------- -------------------
        --------------------- ---------------------- ---------------------- -------------------
                                Great-West Lifeco       Power Financial     Power Corporation
                                      Inc.
                                                          Corporation           of Canada

        --------------------- ---------------------- ---------------------- -------------------
           Directors and               (1)                    (2)                  (3)
         Executive Officers
             as a Group
        --------------------- ---------------------- ---------------------- -------------------
                                  889,321                   591,700              406,103
                                1,745,402 options         5,880,000 ooptions   2,021,500 options
        --------------------- ---------------------- ---------------------- -------------------


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

        The number of common shares and exercisable options for common shares of Power Financial Corporation held by R. Gratton represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding. The number of common shares and exercisable options for common shares of Power Financial Corporation held by the directors and executive officers as a group represents 1.8% of the total number of common shares and exercisable options for common shares of Power Financial Corporation outstanding.

        The number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada held by the directors and executive officers represents 1.2% of the total number of subordinate voting shares and exercisable options for subordinate voting shares of Power Corporation of Canada outstanding.

        None of the remaining holdings set out above exceeds 1% of the total number of shares and exercisable options for shares of the class outstanding.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        M.D. Alazraki, a director of the Company, was a partner with Kalkines, Arky, Zall & Bernstein, a law firm that provided legal services to the Company. In 2002, the amount of such services was $88,570.99.

ITEM 14.CONTROLS AND PROCEDURES

        Based on their evaluation as of January 22, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures are effective in ensuring that information relating to the Company and its subsidiaries which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) accumulated, processed and reported in a timely manner; and (ii) communicated to the Company's senior management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, so that timely decisions may be made regarding disclosure.

        The Chief Executive Officer and Chief Financial Officer hereby confirm that, since the date of their evaluation on January 22, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The documents identified below are filed as a part of this report.

A.       INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                  ------------
        Independent Auditors' Report on Financial Statements for the Years Ended December 31, 2002, 2001, and 2000

        Balance Sheets as of December 31, 2002 and 2001..........

        Statements of Income for the Years Ended
          December 31, 2002, 2001, and 2000

        Statements of Stockholder's Equity for the Years Ended
          December 31, 2002, 2001, and 2000

        Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001, and 2000

        Notes to Financial Statements for the Years Ended
          December 31, 2002, 2001, and 2000

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

                                                                                 (Continued)


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

                               Filed as Exhibit 10.3 to Registrant's Form 10-K
                                 for the year ended December 31, 2000 and incorporated herein by reference.

               10.5            Deferred Share Unit Plan filed herewith.


                24             Directors' Powers of Attorney

                               Filed as Exhibit 24 to Registrant's Form 10-K
                                 for the years ended December 31, 1997 and 2000 and incorporated herein by reference.

C.      REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    FIRST GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

    By: /s/ William T. McCallum
            --------------------------------------------------------------------
            William T. McCallum, Chairman, President and Chief Executive Officer

    Date:  March 28, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Signature and Title                                 Date
          ----------------------------------------------------------------    -----------------
    /s/   William T. McCallum                                                  March 28, 2003
          ----------------------------------------------------------------
          William T. McCallum
          Chairman, President, and Chief Executive Officer and a Director

    /s/   Mitchell T.G. Graye                                                  March 28, 2003
          ----------------------------------------------------------------
          Mitchell T.G. Graye
          Executive Vice President and Chief Financial Officer

    /s/   Glen R. Derback                                                      March 28, 2003
          ----------------------------------------------------------------
          Glen R. Derback
          Vice President and Treasurer

    /s/   Marcia D. Alazraki *                                                 March 28, 2003
          ----------------------------------------------------------------
          Marcia D. Alazraki, Director

    /s/   James Balog *                                                        March 28, 2003
          ----------------------------------------------------------------
          James Balog, Director

    /s/   James W. Burns *                                                     March 28, 2003
          ----------------------------------------------------------------
          James W. Burns, Director

    /s/   Orest T. Dackow *                                                    March 28, 2003
          ----------------------------------------------------------------
          Orest T. Dackow, Director

    /s/   Paul Desmarais, Jr. *                                                March 28, 2003
          ----------------------------------------------------------------
          Paul Desmarais, Jr., Director

    /s/   Robert Gratton *                                                     March 28, 2003
          ----------------------------------------------------------------
          Robert Gratton, Director

    /s/   Stuart Z. Katz *                                                     March 28, 2003
          ----------------------------------------------------------------
          Stuart Z. Katz, Director

    /s/   Brian E. Walsh *                                                     March 28, 2003
          ----------------------------------------------------------------
          Brian E. Walsh, Director

    *By: /s/   D. Craig Lennox                                                 March 28, 2003
               -----------------------------------------------------------
               D. Craig Lennox
               Attorney-in-fact pursuant to filed Power of Attorney


CERTIFICATIONS

I, William T. McCallum, certify that:

1. I have reviewed this annual report on Form 10-K of First Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003            /s/ William T. McCallum
                                    --------------------------------------
                                    William T. McCallum
                                    Chairman, President and Chief Executive
                                    Officer

CERTIFICATIONS

I, Mitchell T.G. Graye, certify that:

1. I have reviewed this annual report on Form 10-K of First Great-West Life & Annuity Insurance Company (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003               /s/ Mitchell T.G. Graye
                                       --------------------------------------
                                       Mitchell T.G. Graye
                                       Executive Vice President
                                       and Chief Financial Officer



                                  Certification
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of First Great-West Life & Annuity Insurance Company, a New York corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

        The Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 28, 2003      /s/ William T. McCallum
                                __________________________________________
                                William T. McCallum
                                Chairman, President and Chief Executive Officer



Dated:  March 28, 2003       /s/ Mitchell T.G. Graye
                                __________________________________________
                                Mitchell T.G. Graye
                                Executive Vice President
                                and Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.